Form 10-Q
period 1997-03-31
ACCELGRAPHICS INC
filed 1997-05-13
CIK 947798

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1997
                                 --------------

                                       or
                                       --

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934


  For the transition period from         to
                                 -------    --------

  Commission File Number
                           -------


================================================================================

                               ACCELGRAPHICS, INC.

             (Exact name of registrant as specified in its charter)

  DELAWARE                                        77-0450627
  --------                                        ----------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

  1942 ZANKER ROAD, SAN JOSE, CALIFORNIA 95112
  (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code: (408) 441-1556
                                                              --------------


================================================================================

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X*  No
            ----    ----

         The number of shares outstanding of the registrant's common stock at May 7, 1997 was 8,335,585.


         * The Registrant has been subject to such filing requirements since April 10, 1997, the effective date of the Registration Statement of Form 8-A.

                               ACCELGRAPHICS, INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION:

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet as of March 31, 1997
        and December 31, 1996                                                 3

        Condensed Consolidated Statement of Operations for the three
        months ended March 31, 1997 and 1996                                  4

        Condensed Consolidated Statement of Cash Flows for the
        three months ended March 31, 1997 and 1996                            5

        Notes to Condensed Consolidated Financial Statements                  6

ITEM 2. Management's Discussion and Analysis of
         Financial Condition And Results of Operations                        8


PART II - OTHER INFORMATION

ITEM 4.  Submission of matters to a vote of Securities Holders               21

ITEM 6.  Exhibits                                                            22

Signature(s)                                                                 22

PART I. FINANCIAL INFORMATION:

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)


                               ACCELGRAPHICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                             March 31,   December 31,
                                                               1997         1996
                                                             ---------    --------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  4,610    $  2,979
  Accounts receivable, net of allowance of $833 and $495         5,847       4,392
  Inventories                                                      940         507
  Prepaid expenses                                                  35          49
                                                              --------    --------
    Total current assets                                        11,432       7,927
  Property and equipment, net                                      555         512
  Deferred financing costs                                         429          --
                                                              --------    --------
    Total assets                                              $ 12,416    $  8,439
                                                              ========    ========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of capital lease obligation                 $     24    $     16
  Accounts payable                                               3,394       1,466
  Accrued liabilities                                            2,241       1,123
  Customer advances                                                225         292
                                                              --------    --------
         Total current liabilities                               5,884       2,987
                                                              --------    --------

Capital lease obligation, net of current portion                   104          34
                                                              --------    --------
Subordinated convertible note payable to related party           1,748       1,748
                                                              --------    --------
Mandatorily redeemable convertible preferred stock               8,930       8,930
                                                              --------    --------

Stockholders' deficit:
  Preferred Stock, $0.001 par value, 2,000 and 10,000
    shares authorized                                               --          --
  Common Stock, $0.001 par value, 50,000 shares authorized;
     1,071 and 1,253 shares issued and outstanding                   1           1
  Additional paid-in capital                                       794         785
  Notes receivable from stockholders                               (73)        (89)
  Deferred stock compensation                                     (335)       (396)
  Cumulative translation adjustment                                 (5)         (5)
  Accumulated deficit                                           (4,632)     (5,466)
                                                              --------    --------
          Total stockholders' deficit                           (4,250)     (5,170)
                                                              --------    --------
                                                              $ 12,416    $  8,439
                                                              ========    ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                               ACCELGRAPHICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                              1997             1996
                                                            --------         --------
Revenues                                                    $ 11,832         $  2,371
Cost of revenues                                               7,584            1,470
                                                            --------         --------
  Gross profit                                                 4,248              901
                                                            --------         --------
Operating expenses:
  Research and development                                     1,055              468
  Sales and marketing                                          1,511              689
  General and administrative                                     475              276
                                                            --------         --------
     Total operating expenses                                  3,041            1,433
                                                            --------         --------
Income (loss) from operations                                  1,232             (532)
Other expenses, net                                               (3)             (28)
                                                            --------         --------
Income (loss) before provision for income taxes                1,204             (560)

  Provision for income taxes                                     370               --
                                                            --------         --------

Net income (loss)                                           $    834         $   (560)
                                                            ========         ========
Pro forma net income (loss) per share                       $   0.12         $  (0.09)
                                                            ========         ========

Shares used in pro forma per share calculation                 6,698            6,208
                                                            ========         ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                               ACCELGRAPHICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                              1997             1996
                                                            --------         --------
Cash flows from operating activities:
Net income (loss)                                           $    834         $   (560)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                                 78               50
    Stock compensation expense and other                          89                4
Changes in assets and liabilities:
  Accounts receivable                                         (1,455)            (638)
  Inventories                                                   (433)            (323)
  Prepaid expenses                                                21               (7)
  Accounts payable                                             1,928              733
  Accrued liabilities                                          1,118              (23)
  Customer advances                                              (67)             (54)
                                                            --------         --------
Net cash provided by (used in) operating activities            2,113             (818)
                                                            --------         --------

Cash flows from investing activities:
  Acquisition of property and equipment                          (69)             (21)
                                                            --------         --------
Net cash used in investing activities                            (69)             (21)
                                                            --------         --------

Cash flows from financing activities:
  Repayment of capital lease obligation                           (2)              --
  Proceeds from repayment of stockholders notes                    9                9
  Proceeds from issuance of common stock                           9               --
  Proceeds from issuance of preferred stock                       --            3,185
  Deferred financing costs                                      (429)              --
                                                            --------         --------
Net cash provided by (used in) financing activities             (413)           3,185
                                                            --------         --------

Net increase in cash and cash equivalents                      1,631            2,346
Cash and cash equivalents at beginning of period               2,979            1,373
                                                            --------         --------
Cash and cash equivalents at end of period                  $  4,610         $  3,719
                                                            ========         ========

Supplemental Disclosure of cash flow information:
    Income taxes paid during the period                     $     45         $     --
                                                            --------         --------
    Interest paid during the period                         $     47         $     --
                                                            --------         --------

Supplemental disclosure of non-cash financing activities:
    Issuance of capital lease obligations for acquisition
      of property and equipment                             $     80         $     --
                                                            --------         --------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                               ACCELGRAPHICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996, which are contained in the Company's Registration Statement on Form SB-2.

The Company operates under a 52-53 week fiscal year with thirteen week quarters that end on the Friday closest to calendar quarter end. For convenience of presentation, financial information has been shown as ending on the last date of the calendar quarter.

Operating results for the quarter ended March 31, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.


NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                                          March 31, 1997       December 31, 1996
                                         --------------       -----------------
Raw materials                                $   328               $   144
Work in process                                  445                    41
Finished goods                                   167                   322
                                             -------               -------
                                             $   940               $   507
                                             =======               =======

NOTE 3.  PRO FORMA NET INCOME (LOSS) PER SHARE

Pro forma net income (loss) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of mandatorily redeemable convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to the rules of the Securities and Exchange Commission, all series of mandatorily redeemable convertible preferred stock and common equivalent shares (using the treasury stock method and the public offering price) issued during the 12 month period prior to the Company's initial public offering have been included in the computation as if they were outstanding for all periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's fiscal year ending December 31, 1997. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this statement for the three month periods ended March 31, 1997 and 1996, the Company's net income (loss) per share would have been as follows:


                                     Three Months Ended     Three Months Ended
                                      March 31, 1997          March 31, 1996
                                      --------------          --------------
Basic net income (loss) per share         $  0.68              $  (0.52)
Diluted net income (loss) per share       $  0.12              $  (0.09)

NOTE 4.  COMMON STOCK

The Company completed its initial public offering of Common Stock on April 16, 1997 in an underwriting led by Cowen & Company, Robertson Stephens & Company LLC and SoundView Financial Group, Inc. The offering consisted of 2,145,000 shares issued by the Company and 455,000 shares sold by existing shareholders, as well as the underwriters' over-allotment option of 390,000 shares issued by the Company and resulted in net proceeds to the Company of approximately $20.5 million.

In March 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and the 1997 Directors' Stock Option Plan (the "Directors' Plan") and authorized the reservation of 400,000 shares of Common Stock for issuance under the Purchase Plan and 200,000 shares of Common Stock for issuance under the Directors' Plan. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the Common Stock on the grant or purchase date. In addition, the Board of Directors also approved an increase of 1,300,000 in the number of shares authorized for issuance under the 1995 Stock Plan.

In March 1997, the Company reincorporated in the state of Delaware. The par value of the Company's Common Stock is $0.001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's registration statement on Form SB-2 as amended. This quarterly report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in "Risk Factors" below. In this report, the words "anticipates," "believes", "expects", "future" and similar expressions identify forward-looking statements. Actual events or the actual future results of the Company may differ materially from any forward looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         AccelGraphics, Inc. designs, develops and markets high-performance, cost-effective, 3-dimensional ("3D") graphics subsystems, software accelerators and application utility software products for the professional Windows NT and Windows 95 markets. The Company commenced operations in late 1994.

         In January 1995, the Company introduced its first line of 3D graphics subsystems, the AG300/500 product line. In mid 1996, the Company introduced its AccelPRO and AccelPRO TX product lines, which replaced the AG300/500 product line. To date, sales of the AG300/500, AccelPRO and AccelPRO TX product lines have accounted for substantially all of the Company's revenues.

         The Company's customers include original equipment manufacturers ("OEMs"), value added resellers ("VARs") and distributors. Revenues from product sales are generally recognized upon shipment, less an allowance for estimated future returns and exchanges. The Company's gross margin has varied with the mix of revenues by sales channels. OEM revenues generally yield lower gross margins.

         The Company expects to expand its research and development, sales and marketing and administrative capabilities. The anticipated increase in the Company's operating expenses caused by this expansion could have a material adverse effect on the Company's operating results if revenues do not increase at an equal or greater rate. Also, the Company's expenses for these and other activities are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, continue to upgrade its technologies and commercialize its products. There can be no assurance that the Company will be successful in addressing these and other risks.

         Although the Company has experienced significant revenue growth since its inception, the Company does not believe that such growth rates are sustainable. Past revenue growth rates may not be indicative of future revenue growth, if any, or future operating results. The Company first attained quarterly profitability in the fourth quarter of 1996. There can be no assurance that the Company will sustain profitability on a quarterly basis or will achieve profitability on an annual basis. The Company's limited operating history makes the prediction of future operating results difficult, if not impossible.

Results of Operations

         The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              1997             1996
                                                            --------         --------
Revenues                                                       100.0%           100.0%
Cost of revenues                                                64.1             62.0
                                                            --------         --------
  Gross profit                                                  35.9             38.0
                                                            --------         --------
Operating expenses:
  Research and development                                       8.9             19.7
  Sales and marketing                                           12.8             29.1
  General and administrative                                     4.0             11.6
                                                            --------         --------
     Total operating expenses                                   25.7             60.4
                                                            --------         --------
Income (loss) from operations                                   10.2            (22.4)
Interest expense                                                (0.3)            (1.6)
Other income, net                                                0.3              0.4
                                                            --------         --------
Income (loss) before provision for income taxes                 10.2            (23.6)
  Provision for income taxes                                     3.2               --
                                                            --------         --------

Net income (loss)                                                7.0%           (23.6)%
                                                            ========         ========



Revenues

         Revenues increased 399% to $11.8 million during the three months ended March 31, 1997 from $2.4 million during the three months ended March 31, 1996. The increase was primarily due to increased unit sales of the AccelPRO and AccelPRO TX product line. Revenue for the first quarter of 1996 was primarily comprised of sales of the Company's AG300/500 product line.

         Revenues from product sales are generally recognized upon product shipment, less an allowance for estimated future returns and exchanges. Provisions for the costs of technical support services for the Company's hardware products and estimated future warranty claims are recorded as a cost of revenues upon recognition of related revenues.

         International revenues increased 1183% to $5.9 million during the three months ended March 31, 1997 from $460,000 during the three months ended March 31, 1996, representing 50.0% and 19.4%, respectively, of revenues. The increase in international revenues is primarily a result of increased sales of the Company's products to its OEM customers in Europe and the Pacific Rim. Revenues from the Company's international customers are generally denominated in United States dollars. Although the effects of currency fluctuations have been insignificant to date, there can be no assurance that such fluctuations will not be significant in the future.

         Revenues from Digital Equipment Corporation ("Digital") and Hewlett-Packard Company (HP") accounted for 44.7% and 20.8%, respectively, of revenues during the three months ended March 31, 1997. Revenues from Digital accounted for 26.3% of revenues during the three months ended March 31, 1996 and the Company did not generate revenue from HP until the second quarter of 1996. The loss of any major customer, or the delay in or reduction of orders from such customers could have a material adverse effect on the Company's business, financial condition and results of operations.


Gross Profit

         Gross profit increased 371% to $4.2 million during the three months ended March 31, 1997 from $900,000 during the three months ended March 31, 1996, representing 35.9% and 38.0%, respectively, of revenues. The absolute dollar increase in gross profit resulted from increased revenues, while the gross profit as a percentage of revenues was essentially the same. The Company expects that gross margins may decrease over time as a result of competitive pricing pressures and changes in sales channel and product mix.

         The Company's gross margin is affected by many factors, including the sales channel mix, the mix of products sold, increased competition and related decreases in unit average selling prices, introductions of new products and the availability, reliability and cost of components and products from the Company's subcontractors and suppliers. In addition, the Company orders products in advance of planned shipments and, due to rapid technological changes or other factors such as customers curtailing or changing timing or mix of orders, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's operating results, as the Company may be unable to adjust its purchases from its subcontractors and suppliers to match such customers' changes and cancellations.


Operating Expenses

         Research and Development. Research and development expenses increased 125% to $1.1 million during the three months ended March 31, 1997 from $470,000 during the three months ended March 31, 1996, representing 8.9% and 19.7%, respectively, of revenues. Research and development expenses consist primarily of personnel costs and other personnel-related expenses, including the services of outside consultants. The increase in research and development costs is primarily due to increased personnel and related costs to support new product development activities. The Company anticipates that research and development expenses will increase in absolute dollars, but decrease as percentage of revenues, as the Company continues to add research and development personnel and support for new product development activities.

         Sales and Marketing. Sales and marketing expenses increased 119.3% to $1.5 million during the three months ended March 31, 1997 from $690,000 during the three months ended March 31, 1996, representing 12.8% and 29.1%, respectively, of revenues. Sales and marketing expenses consist primarily of salaries, commissions, marketing expenses and technical support for the sales organization. The absolute dollar increase in sales and marketing expenses was due primarily to the expansion of the Company's sales efforts in the United States, Europe and the Pacific Rim, as well as increased marketing and public relations activities related to the introduction in March 1997 of the AccelECLIPSE product line. The Company anticipates that sales and marketing expenses may continue to increase in absolute dollars, but decrease as percentage of revenues, as the Company expands its sales force and marketing activities.

         General and Administrative. General and administrative expenses increased 77.2% to $475,000 during the three months ended March 31, 1997 from $280,000 during the three months ended March 31, 1996, representing 4.0% and 11.6%, respectively, of revenues. Increased general and administrative expenses were due primarily to increased staffing and other costs incurred to support the Company's growth. The Company anticipates that general and administrative expenses may increase in absolute dollars, but decrease as percentage of revenues, to support the Company's growth and for costs associated with operating as a public company.


Interest Expense

         Interest expense was $40,000 during both the three months ended March 31, 1997 and 1996 and was primarily related to interest on the subordinated convertible note payable to Kubota Corporation. In April 1997, the Company repaid the outstanding balance of the note payable.


Provision for Income Taxes

         The provision for income taxes for the three months ended March 31, 1997 reflects the estimated annualized effective tax rate of 31% applied to income before provision for income taxes, and includes consideration of the Company's anticipated taxable income, tax rates and changes in its valuation allowance. The Company recorded no provision for income taxes during the three months ended March 31, 1996 as it incurred losses.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and equivalents increased by $1.6 million during the quarter ended March 31, 1997. Operating activities generated $1.7 million in cash. The primary sources of cash were net income of $830,000 as well as increases in accounts payable of $1.9 million and accrued liabilities of $1.1 million. These sources of cash from operating activities were offset, in part, by increases in accounts receivable of $1.5 million and inventory of $430,000.

         Net cash used in investing activities was approximately $70,000 due to the purchase of property and equipment. Net cash used in financing activities was $410,000 primarily due to prepaid expenses incurred in conjunction with the Company's initial public offering.

         At March 31, 1997, the Company had $4.6 million of cash and cash equivalents. The Company has a revolving line of credit agreement with a bank, which provides, through October 1997, for maximum borrowings in an amount up to the lower of 80% of eligible accounts receivable or $3.0 million. Borrowings under the line are secured by all of the Company's assets and bear interest at the bank's prime rate plus 0.25% per annum (9.00% at March 31, 1997). The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also restricts the Company's ability to pay cash dividends. At March 31, 1997, there were no borrowings and $1.1 million of standby letters of credit to vendors outstanding under the line of credit.

         The Company currently expects to spend approximately $1 million for capital equipment in 1997, principally relating to computer and office equipment as well as leasehold improvements, a portion of which may be financed by equipment lease financing. The Company believes that existing cash and cash equivalents of $4.6 million, net proceeds from its initial public offering of $20.5 million in April 1997, and its available borrowings and lines of credit will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through bank borrowings and public or private sales of its securities, including equity and debt securities. The Company's future capital requirements will depend on numerous factors, including, without limitation, management of working capital, the success of marketing, sales and distribution efforts, market acceptance of the Company's products, the progress of its research and development programs, the costs involved in defending and enforcing intellectual property rights, competition, competing technological and market developments, and the effectiveness of product commercialization activities and arrangements. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms or at all.

RISK FACTORS

         In addition to other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

LIMITED HISTORY OF PROFITABILITY AND UNCERTAINTY OF FUTURE FINANCIAL RESULTS

         The Company has incurred a net operating loss in each year since commencing operations in late 1994. As a result, the Company had an accumulated deficit as of March 31, 1997 of approximately $4.6 million. The Company has only two quarters of profitability, which may not be indicative of future operating results, and the Company does not believe that its current revenue growth rates are sustainable. To date, the Company has earned substantially all of its revenues from sales of its AG300/500, AccelPRO and AccelPRO TX hardware product lines. There can be no assurance that the Company will ever achieve profitability on an annual basis in the future or that it can sustain profitability on a quarterly basis. The Company has completed two years of operations and is subject to the risks inherent in the operation of a new business, such as the difficulties and delays often encountered in the development and production of new, complex technologies. There can be no assurance that the Company will be able to address these risks.

         The Company expects to expand its research and development, sales and marketing and administrative capabilities. The anticipated increase in the Company's operating expenses caused by this expansion could have a material adverse effect on the Company's operating results if revenues do not increase at an equal or greater rate. Also, the Company's expenses for these and other activities are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, which would have a material adverse effect on the Company's business, financial condition and results of operations.


SIGNIFICANT VARIABILITY IN QUARTERLY RESULTS

         The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. The Company's quarterly results are affected by a wide variety of factors including the gain or loss of significant customers, size and timing of individual orders, timely introduction and market acceptance of new products offered by the Company and its competitors, availability, reliability and cost of components, the Company's success in negotiating original equipment manufacturer ("OEM") and other customer agreements, customer order deferrals in anticipation of new products, technological changes in operating systems or applications, variations in manufacturing quality or capacities, changes in the pricing policies of the Company or its competitors, changes in demand for 3-dimensional ("3D") graphics functionality, changes in the mix of revenues from products having differing gross margins, changes in sales channel mix, changes in average sales prices, warranty expenses, fluctuations in the Company's expense levels, the Company's success at expanding its direct sales force and indirect distribution channels, risks related to international operations, extraordinary events such as litigation or acquisitions and general industry and economic conditions, as well as other factors. Any of the above risks could have a material adverse effect on the Company's business, financial condition and results of operations.

         Quarterly revenues and operating results depend primarily on the volume, timing and shipment of orders during the quarter, which are difficult to forecast because customers generally place their orders on an as-needed basis and, accordingly, the Company has historically operated with a relatively small backlog. The Company's third party distribution channels provide the Company with limited information regarding the quantity of the Company's products in the sales channel. This reduces the Company's ability to predict fluctuations in revenues resulting from a surplus or a shortage in its distribution channel and could contribute to volatility in the Company's results of operations and cash flows. A surplus of inventory in the distribution channel could unexpectedly cause a reduction in product shipments and revenues. Moreover, a disproportionate percentage of the Company's revenues in any quarter may be generated in the last month of a quarter. As a result, a shortfall in revenues in any quarter as compared to expectations may not be identifiable until near the end of the quarter. The Company may experience relatively weak demand in third quarters due to historically weak summer sales in Europe.

         The Company's gross margins are impacted by the sales channel mix, mix of products sold, increased competition and related decreases in unit average selling prices, introduction of new products, availability, reliability and cost of components from the Company's subcontractors and suppliers, and general economic conditions. Currently, the Company is focusing on increasing its sales to OEMs, which have historically yielded lower margins than other channels. Individual product lines generally provide higher margins at the beginning of the life cycle and lower margins as the product line matures. In addition, the Company's markets are characterized by rapidly changing technology and declining average selling prices. Accordingly, the Company's gross margins may decline from the levels experienced to date, which could have an adverse effect on the Company's business, financial condition and results of operations.

         A significant portion of the Company's operating expenses are relatively fixed in the short term and planned expenditures are based on revenue forecasts. As a result, if revenues are below levels needed to offset these operating expenses, the Company's business, financial condition and results of operations may be disproportionately affected because only a portion of the Company's expenses vary with revenue. The Company generally must plan production, order components and undertake its development, sales and marketing activities several months in advance of shipping product and recognizing revenues. Accordingly, any shortfall in revenues in a given quarter may impact the Company's operating results and cash balances in a magnified way due to the Company's inability to adjust expenses or inventory during the quarter to match the level of revenues for the quarter. In addition, in the event the Company's customers desire to purchase products in excess of forecasted amounts, the Company may not have sufficient inventory or access to sufficient manufacturing capacity to meet such demands. Although the Company has experienced growth in revenues in recent quarters, there can be no assurance that the Company will sustain such revenue growth or be profitable on an operating basis in any future period. For the foregoing reasons, the Company believes that period-to-period comparisons of its results are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Common Stock could be materially adversely affected.


RAPID TECHNOLOGICAL CHANGE

         The computer industry in general, and the markets for the Company's products in particular, are characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Customer preferences can change rapidly and new technology can quickly render existing products obsolete. In order to keep pace with this rapidly changing market environment, the Company must continually develop and incorporate into its products technological advances and new features desired by customers at competitive prices. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological changes or changes in customer requirements and industry standards, or that the Company's enhanced or new products will adequately address the changing needs of the marketplace. Additionally, application programming interfaces ("APIs") have evolved and changed over time. Although OpenGL has developed into a leading industry standard API for professional 3D graphics development, it is likely that industry standards will continue to evolve to meet rapidly changing customer requirements. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to these evolving standards. Failure by the Company to respond effectively to changes in the 3D graphics market, to develop or acquire new technology or to successfully conform to industry standards would have a material adverse effect on the business, financial condition and results of operations of the Company. Operating systems and independent software vendor ("ISV") applications are updated from time to time. The Company must constantly monitor these changes and upgrade its products to remain compatible with any upgrades in operating systems and ISV applications. There can be no assurance that the Company will be successful in developing new versions or enhancements to its products or that the Company will not experience delays in the upgrade of its products. In the event that there are delays in the completion of any upgrade to its products, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the Company strives to achieve compatibility between the Company's products and 3D graphics applications the Company believes are or will become popular and widely adopted. The Company invests substantial resources in development efforts aimed at achieving such compatibility. Any failure by the Company to anticipate or respond adequately to changes in applications could result in a loss of competitiveness and could adversely affect the Company's business, financial condition and results of operations.

SHORT PRODUCT LIFE CYCLES

         The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence. The life cycles of the Company's products are difficult to estimate. Generally, life cycles of personal computer 3D graphics subsystems are relatively short, approximately six to fifteen months. The Company must constantly monitor industry trends and select new technologies and features for its products, as well as monitor the timing of introduction of new products. Moreover, short product life cycles, coupled with single-source supply of components used in the Company's products, may prevent the Company from being able, in a timely manner, to reduce its procurement commitments, production or inventory levels in response to obsolescence, unexpected shortfalls in orders, revenues or declines in prices or, conversely, to increase production in response to unexpected increases in demand. Failure to respond to the market adequately could have a material adverse effect on the Company's business, financial condition and results of operations. The timing of the end of a product's life cycle is difficult to predict and is typically characterized by steep declines in unit sales, pricing and margins. As new products are planned and introduced, the Company may not be able to control the inventory levels of older products and phase out production, potentially resulting in excess inventory and the expenses associated therewith. The Company could experience unexpected reductions in revenues from older generation products as customers anticipate new products. To the extent the Company is unsuccessful in managing product transitions, its business, financial condition and results of operations would be adversely affected.

RELIANCE ON THIRD PARTY DISTRIBUTION AND MAJOR OEMS

         The Company relies on OEMs, value added resellers ("VARs") and a network of distributors for both domestic and international revenues. In particular, revenues from Digital Equipment Corporation ("Digital") and Hewlett-Packard Company ("HP") accounted for approximately 44.7% and 20.8% of revenues for the three months ended March 31, 1997. Revenues from Digital accounted for 26.3% of revenues during the three months ended March

31, 1996. The Company believes that its future success may depend upon its ability to broaden its customer base. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Further, HP has a non-exclusive manufacturing license pursuant to which it is granted the right to manufacture or have manufactured the Company's products in the event of the Company's bankruptcy, receivership or failure to supply HP with specified quantities of products due to a cause not associated with the negligence of either party for the term of the agreement or until the Company is out of bankruptcy or receivership. Digital has a non-exclusive manufacturing license pursuant to which it is granted the right to manufacture the Company's products in the event that the Company is unable to supply Digital with specified quantities of products, until the Company demonstrates its ability and readiness to assume its obligations. In the event the Company were required to grant such nonexclusive manufacturing rights to Digital, HP or any other OEM that subsequently may obtain such rights, such grant could have the effect of decreasing the value of the Company's ownership rights with respect to such products and/or decrease the Company's revenues, either of which could have an adverse effect on the Company's business, financial condition or results of operations. The Company's customer agreements are short term and automatically renew each year and generally may be canceled for convenience upon written notice by either party. Generally, there are no minimum purchase requirements for the Company's OEMs, VARs and distributors. Some of the Company's OEMs, VARs and distributors offer competitive products manufactured internally or by third parties. There can be no assurance that the Company's OEMs, VARs and distributors will give a priority to the marketing of the Company's products as compared to competing products or alternative solutions or that such OEMs, VARs and distributors will continue to offer the Company's products. Moreover, there can be no assurance that the Company will continue to sell substantial quantities of its products to these OEMs, VARs and distributors, or that upon any termination of the Company's relationships with any of these OEMs, VARs or distributors, the Company would be able to obtain suitable alternate distributions channels. The loss of one or more of the Company's OEMs, VARs or distributors could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company's southern and northern European distributor maintains a credit limit with the Company for the purchase of a certain amount of the Company's products. In the event that the demand for the Company's products exceeds this credit limit, the Company may be unable to increase the credit limit and supply this distributor with additional quantities of products. Accordingly, the Company may experience significant backlog and delays in the supply of additional products to this distributor, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Although the Company seeks information from end users who purchase the Company's products from OEMs, VARs and distributors, the Company generally does not sell directly to end users and cannot directly observe their experience with the Company's products. The Company also does not have direct control over the marketing and support efforts of its OEMs, VARs and distributors. This may result in the inability of the Company to identify potential opportunities with these customers and may cause a potential delay by the Company in the recognition and correction of any problems with such OEM, VAR or distributor sales or support organizations. Failure of the Company to respond to customer preferences or experience with its products or the failure of OEMs, VARs or distributors to market and support the Company's products successfully, could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON SUBCONTRACTORS AND SOLE-SOURCE SUPPLIERS

         The Company relies on subcontractors to manufacture, subassemble, test and ship the Company's products. The Company relies on sole-source suppliers for certain critical components, such as 3Dlabs, Inc. ("3Dlabs") for its graphics acceleration chips, Mitsubishi Electric Corporation ("Mitsubishi") for its graphics acceleration chips and 3DRAM chips and Nan Ya PCB Service Co. ("Nan Ya") for its printed circuit boards. In addition, there is a limited availability of certain application specific integrated circuit chipsets that provide VRAM and DRAM memory. The Company procures its components and products through purchase orders and does not have specific requirement agreements with any of its subcontractors or suppliers. Each of the Company's subcontractors and suppliers can cease supplying the services, products or components at any time with no penalty. In the event it becomes necessary for the Company to replace a key subcontractor or supplier, the Company could incur significant manufacturing set-up costs and delays while new sources are located and alternate components are integrated into the design of the Company's products. There can be no assurance that the Company will be able to maintain its current subcontractor and supplier relationships or that the Company will be able to find suitable replacement subcontractors and suppliers, if necessary. Although the Company maintains ongoing efforts to obtain required quantities of products, component shortages may exist from time to time, and there can be no assurance that the Company's current subcontractors and suppliers will continue to provide sufficient quantities of suitable quality product components at acceptable prices. The Company's emphasis on maintaining low inventory may accentuate the effects of any shortages that may result from sole source products or subcontractors. The inability of the Company to obtain product components at their historical cost levels would directly affect the cost of the Company's products. Also, product components may contain undetected errors or "bugs" when first supplied to the Company that, despite testing by the Company, are discovered only after the Company's product has been installed and used by customers. There can be no assurance that errors will not be found in the Company's products due to errors in the product components, or that any such errors will not impair the market acceptance of these products or require significant product recalls. Problems encountered by customers and product recalls could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's ability to respond to greater than anticipated market demand may be constrained by availability of services, products or components. Further, one of the Company's subcontractors which is located in Hong Kong has informed the Company that it intends closing its manufacturing facility in May 1997. The Company is in the process of identifying and qualifying a new subcontractor. The loss of subcontractors or suppliers or the failure of subcontractors or suppliers to meet the Company's price, quality, quantity and delivery requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

DIFFICULTIES IN MANAGING GROWTH

         The Company has experienced significant growth in its business over the past two years which has placed demands on the Company's operational and financial personnel and systems, outside manufacturing capacity, research and development, technical support and other resources. The Company is expanding its sales and marketing organizations, developing its distribution channels to penetrate different and broader markets, funding additional research and development and increasing its support organization to accommodate its growing customer base. With continued growth, the Company may find it necessary to enhance existing and implement new financial and management information systems and controls and train its personnel to effectively operate such systems. Any delay in the implementation of or any disruptions in the transition to such new and enhanced systems and controls and personnel training could adversely affect the Company's ability to accurately forecast sales demand and adjust third party manufacturing to such demand, adjust purchasing levels, accurately record and control inventory levels and record and report financial and management information on a timely and accurate basis. Inaccuracy in demand forecasts in the environment in which the Company operates can quickly result in either insufficient or excess inventory and disproportional overhead expenses. Certain of the Company's officers have recently joined the Company, including the Company's Vice President of Engineering, and the Company anticipates further significant increases in the number of employees. The Company plans to expand the geographic scope of its customer base and operations. Failure to manage these changes and to expand effectively any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL; NEED TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL

         The success of the Company depends to a large extent upon its ability to continue to attract and retain highly skilled personnel. Competition for employees in the high technology sector in general, and in the graphics industry in particular, is intense, and there can be no assurance that the Company will be able to attract and retain sufficient numbers of qualified employees. The Company has recently experienced a significant expansion in the overall level of its business and the scope of its operations, including research and development, marketing, sales, technical support and administration. It may become increasingly difficult to hire, train and assimilate the new employees needed given the market conditions. If the Company is unable to continue to attract and retain sufficient numbers of qualified employees, it may be required to rely on more expensive consultants. The Company has not entered into employment agreements with any of its key personnel. Additionally, the Company has not required its key personnel to enter into noncompetition agreements with the Company. The Company's inability to retain, attract and assimilate certain members of the executive management team or key employees would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

         The market for 3D graphics accelerators is extremely competitive and subject to rapid change. The Company expects competition to increase in the future from existing competitors and from new market entrants with products that may be less costly than the Company's products or provide better performance or additional features not currently provided by the Company. The Company competes with the following three major groups: professional 3D graphics board companies (including Intergraph Corporation and Dynamic Pictures, Inc.), RISC/UNIX workstation companies (including Sun Microsystems, Inc. ("Sun") and Silicon Graphics, Inc. ("SGI")) and traditional volume personal computer ("PC") board suppliers (including ELSA GmbH, Diamond Multimedia Systems, Inc., Matrox Electronic Systems Ltd. and STB Systems, Inc.). A variety of potential actions by any of the Company's competitors could have a material adverse effect on the Company's business, financial condition and results of operations. Such actions may include reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products, product giveaways, product bundling or other competitive actions.

         Many of the companies that currently compete with the Company or that may compete with the Company have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. As a result, these competitors may be able to respond more quickly and effectively to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and support of their products than the Company. Consequently, the Company expects to continue to experience increased competition, which could result in significant price reductions, loss of market share and lack of acceptance of new products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete against current or future competitors successfully or that competitive pressures faced by the Company will not have a material adverse effect upon its business, financial condition and results of operations.

RISK OF MIGRATION TO THE MOTHERBOARD

         The Company's 3D graphics subsystems function with Personal Workstations to provide additional 3D and 2-dimensional ("2D") graphics performance and functionality. As technology becomes more widely utilized, it may become economically feasible to incorporate certain 3D graphics capabilities onto PC motherboards or into microprocessors. The Company recognizes that migration could occur with respect to the functionality provided by the Company's current products. The Company's success is largely dependent on its ability to continue to develop products which incorporate higher performance technologies and additional functionality which system manufacturers have not yet fully incorporated into PC motherboards or microprocessors. While the Company believes that a market will continue to exist for add-in subsystems that provide additional performance and advanced functionality and that offer flexibility in systems configuration, there can be no assurance that the incorporation of certain 3D and 2D capabilities onto PC motherboards or microprocessors will not adversely affect the market for the Company's products and consequently, the Company's business, financial and results of operations could be materially adversely affected.

DEPENDENCE ON ISV RELATIONSHIPS

         The Company's business strategy includes developing strategic relationships with major ISVs that serve the 3D graphics market, including Autodesk, Inc. ("Autodesk") and Autodesk's Kinetix division ("Kinetix"), Computer Associates International, Inc., Electronic Data Systems Corporation's ("EDS") Unigraphics division, Matra Datavision S.A., Microsoft Corporation's ("Microsoft") Softimage, Parametric Technology Corporation ("PTC"), Ricoh Corporation, Structural Dynamics Research Corporation ("SDRC") and Visible Decisions, Inc. The Company has devoted substantial engineering and management resources to developing relationships with its ISV partners. If any of the Company's current or future ISV partners were to cease supporting the Company's products, such action could have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the Company will be able to successfully sustain its relationships or enter into new relationships with major ISVs on terms acceptable to the Company or at all.

UNCERTAINTY REGARDING DEVELOPMENT OF 3D GRAPHICS MARKET

          The 3D graphics market on NT workstations has recently begun to develop and is rapidly evolving. The Company's future financial performance will depend in large part on the continued growth of this market and the demand for 3D graphics for professional 3D applications. The failure of the 3D graphics market to achieve anticipated growth levels or a substantial change in 3D graphics customer preferences would have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, demand for the Company's products is also dependent upon the widespread development of 3D graphics applications by ISVs, the success of the Company's customers in effectively developing a market for the Company's products and the willingness of end users to pay for enhanced 3D capabilities on NT workstations. The Company's products currently are designed for use on NT and/or Windows 95 workstations. In the event that end users, and particularly businesses, delay their adoption of or fail to adopt NT or Windows 95, the market for the Company's products would be diminished and the Company's business, financial condition and results of operations could be materially adversely affected.

LIMITED HISTORY OF PRODUCT DEVELOPMENT

         The Company's products are complex, are based on relatively new technology and have a limited history of reliability. The Company generally provides a three-year warranty for its products. In general, the Company's return policy permits return within five days after receipt of products that do not meet product specifications. Companies engaged in the development and production of new, complex technologies and products often encounter difficulties in performance and reliability and delays in product introduction and volume shipments. Additionally, products as complex as those offered by the Company may contain undetected errors or "bugs" when introduced that, despite testing by the Company, are discovered only after a product has been installed and used by customers. There can be no assurance that the Company will be successful in resolving any problems with the Company's existing or future products. Failure by the Company to resolve manufacturing or operational problems with any existing product or any new product in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

         The success of the Company will likely depend on its ability to develop and market new products that provide superior performance at competitive prices. Any quality, reliability or performance problems with such products, regardless of materiality, or any other actual or perceived problems with the Company's products, could have a material adverse effect on market acceptance of such products and the Company's reputation. There can be no assurance that such problems or perceived problems will not arise or that, even in the absence of such problems, the Company's products will receive market acceptance. A failure of the Company's products to receive market acceptance for any reason would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the announcement by the Company of new products and technologies could cause customers to defer purchases of the Company's existing products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

SOFTWARE DEFECTS

         The Company is continuing to upgrade and improve features of AccelVIEW 3D, Flying Carpet and software incorporated into its hardware products. The Company's software products, and its hardware products incorporating any software, are extremely complex as a result of such factors as advanced functionality, the diverse operating environments in which they may be deployed, the need for interoperability and the multiple versions of such products that must be supported for diverse operating platforms, languages and standards. These products may contain undetected errors or failures when first introduced or as new versions are released. The Company generally provides a three-year warranty for its products. In general, the Company's return policy permits return within five days after receipt of products that do not meet product specifications. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Such loss or delay would likely have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, new versions or upgrades to operating systems and ISV applications may require upgrades to the Company's software products to maintain compatibility with these new versions or upgrades. There can be no assurance that the Company will be successful in developing new versions or enhancements to its software or that the Company will not experience delays in the upgrade of its software products. In the event the Company experiences delays or is unable to maintain compatibility with operating systems and ISV applications, the Company's business, financial condition and results of operations would be materially adversely affected.

INTERNATIONAL REVENUES

         The Company's international revenues accounted for approximately 50% of the Company's revenues in the first quarter of 1997, consisting primarily of sales to international OEM and distributors in Europe and the Pacific Rim. International revenues accounted for approximately 31% and 22% of the Company's 1996 and 1995 revenues, respectively, and primarily consisted of sales to third party distributors based in the

United Kingdom and Germany. However, the Company believes that products sold to its European distributors are resold throughout Europe. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods. International revenues are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, government controls, political instability, longer payment cycles, difficulties in collecting accounts receivable, difficulties in staffing and managing foreign operations and potentially adverse tax consequences. The Company's inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction in sales in that country. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, the Company has not found it appropriate to hedge the risks associated with fluctuations in exchange rates, as substantially all of the Company's foreign sales have been denominated in U.S. dollars. However, if future transactions are denominated in foreign currencies, the Company may undertake hedge transactions. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations would not be materially adversely affected by exchange rate fluctuations. In general, certain seasonal factors and patterns impact the level of business activities at different times in different regions of the world. For example, sales in Europe are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These seasonal factors and currency fluctuation risks could have a material adverse effect on the Company's business, financial condition and results of operations. Further, because the Company operates in different countries, the Company's management must address differences in regulatory environments and cultures. Failure to address these differences successfully could be disruptive to the Company's operations and could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTELLECTUAL PROPERTY

         Although the Company has three patent applications filed in the United States, these claims are not related to the Company's current product lines. Instead, the Company relies exclusively on trade secret and copyright protection for its proprietary technology. Despite the Company's precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technologies without authorization or to develop competing technologies independently. Furthermore, the laws of certain countries in which the Company does business, including countries in which the Company does a significant amount of business, such as the United Kingdom and Germany, may not protect the Company's software and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. If unauthorized copying or misuse of the Company's products were to occur to any substantial degree, or if a competitor of the Company were to effectively duplicate the Company's proprietary technology, the Company's business, financial condition and results of operations would be materially adversely affected. Furthermore, while the Company requires employees and consultants to enter into confidentiality agreements, there can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets. Certain technology used by the Company's products is licensed from third parties, generally on a non-exclusive basis. The termination of any such license, or the failure of any third party licensor to adequately maintain or update its product, could result in delay in the Company's ability to ship its products while it seeks to implement technology offered by alternative sources, if any. Any required replacement licenses could prove to be either unavailable or costly.

         Although the Company has not received notices from third parties alleging infringement claims that the Company believes would have a material adverse effect on the Company's business, there can be no assurance that third parties will not claim that the Company's current or future products or manufacturing processes infringe the proprietary rights of others. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

FUTURE CAPITAL REQUIREMENTS

         The Company's future capital requirements will depend upon many factors, including the development of new products, the success of the Company's research and development efforts, the expansion of the Company's sales and marketing efforts and the status of competitive products. The Company believes that the net proceeds of this offering and funds available under its existing bank line of credit will be adequate to fund its operations for at least 12 months following the offering. There can be no assurance, however, that the Company will not require additional financing during such time. Further, there can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders could result. The inability to obtain acceptable financing would have a material adverse effect on the Company's business, financial condition and results of operations.

BROAD MANAGEMENT DISCRETION IN USE OF PROCEEDS

         The Company currently has no specific use planned for a significant portion of the proceeds raised in the Company's initial public offering. As a consequence, the Company's management will have discretion to allocate a large percentage of these proceeds to uses which the stockholders may not deem desirable, and there can be no assurance that the proceeds can or will yield a return.

CONCENTRATION OF STOCK OWNERSHIP

         As of April 10, 1997, the Company's directors and officers and their affiliates beneficially own approximately 52% of the outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

POSSIBLE VOLATILITY OF STOCK PRICE

         In recent years, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price fluctuations, sometimes without regard to the operating performance of particular companies. Factors such as quarterly variations in actual or anticipated operating results, changes in earnings estimates by analysts, market conditions in the industry, announcements by competitors, regulatory actions and general economic conditions may have a significant effect on the market price of the Common Stock. Following fluctuations in the market price of a corporation's securities, securities class action litigation has often resulted. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, consummation of this offering will result in the creation of a public market for the Company's Common Stock that will permit secondary sales by existing stockholders and allow them to realize any unrealized gain on their shares of Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE

         As of May 7, 1997, the Company had 8,335,585 shares of Common Stock outstanding. As of May 7, 1997, the Company had 2,990,000 shares of Common Stock eligible for sale in the public market. An additional 5,691,740 shares of Common Stock (including approximately 353,811 shares issuable upon exercise of vested options) will be eligible for sale beginning on October 8, 1997, unless earlier released, in whole or in part, by Cowen & Company. Certain stockholders holding 4,174,458 shares of Common Stock (assuming exercise of outstanding warrants for 30,000 shares of Common Stock) are entitled to registration rights with respect to their shares of Common Stock. If such stockholders, by exercising their demand registration rights, cause a significant number of securities to be registered and sold in the public market, such sales could have an adverse effect on the market price of the Company's Common Stock. Sales of significant amounts of such shares in the public market after this offering, or the prospect of such sales, could adversely affect the market price of the Common Stock. Such sales also might make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate.

BLANK CHECK PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS

         The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deterring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock. The Company has no current plans to issue shares of Preferred Stock. The Company's Certificate of Incorporation and Bylaws provide for, among other things, the prospective elimination of cumulative voting with respect to the election of directors, the elimination of actions to be taken by written consent of the Company's stockholders and certain procedures such as advance notice procedures with regard to the nomination, other than by or at the direction of the Board of Directors, of candidates for election as directors. In addition, the Company's charter documents provide that the Company's Board of Directors be divided into three classes, each of which serves for a three-year term. The foregoing provisions could have the effect of making it more difficult for a third party to effect a change in the control of the Board of Directors. In addition, these provisions could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or of making the Company less attractive to a potential acquiror of a majority of the outstanding voting stock of the Company, and may complicate or discourage a takeover of the Company. The foregoing provisions may also result in the Company's stockholders receiving less consideration for their shares than might otherwise be available in the event of a takeover attempt of the Company.

PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           All of the stockholder actions described below occurred prior to the reincorporation of the Company's California predecessor into Delaware and the two-for-one reverse stock split. Accordingly, the share numbers listed below are shown prior to giving effect to the reincorporation and the two-for-one reverse stock split and prior to the conversion of all Preferred Stock into Common Stock on the closing of the Company's initial public offering on April 16, 1997.

           1. The 1997 Annual Meeting of Stockholders of the Company was held pursuant to notice at 9:00 a.m., Pacific time on March 6, 1997 at Company's offices in San Jose, California. There were present at the meeting, in person or represented by proxy, the holders of 1,966,447 shares of Common Stock, which represented approximately 81% of the outstanding shares of Common Stock; and 8,972,721 shares of Preferred Stock, which represented approximately 99% of the outstanding shares of Preferred Stock. The matters voted on at the meeting and the votes cast are as follows:

           (a) As listed below, all of Management's nominees for electors were elected at the meeting:

           Name of Nominee         No. of Common        No. of Common         No. of Preferred       No. of Preferred
                                   Votes in Favor       Votes Withheld        Votes in Favor         Votes Withheld

           Jeffrey W. Dunn         1,966,447            - 0 -                 8,972,721                  - 0 -
           Nancy E. Bush           1,966,447            - 0 -                 8,972,721                  - 0 -
           David E. Gold           1,966,447            - 0 -                 8,972,721                  - 0 -
           Jos C. Henkens          1,966,447            - 0 -                 8,972,721                  - 0 -
           Shintaro Miyamoto       1,966,447            - 0 -                 8,972,721                  - 0 -
           David W. Pidwell        1,966,447            - 0 -                 8,972,721                  - 0 -
           Peter L. Wolken         1,966,447            - 0 -                 8,972,721                  - 0 -

           (b) The reincorporation of the California corporation
           ("AccelGraphics California") into Delaware by merging
           AccelGraphics California with and into its wholly owned subsidiary, AccelGraphics, Inc., a Delaware corporation ("AccelGraphics Delaware") was approved with 1,966,447 Common shares voting in favor, no Common shares voting against or abstaining; and 8,972,721 Preferred shares voting in favor, no Preferred shares voting against or abstaining.

           (c) The Amendment and Restatement of AccelGraphics Delaware's Certificate of Incorporation to effect a two-for-one reverse stock split of AccelGraphics Delaware's outstanding Common and Preferred Stock and increasing the authorized Common Stock to 50,000,000 shares (post-split) was approved with 1,966,447 Common shares voting in favor, no Common shares voting against or abstaining; and 8,972,721 Preferred shares voting in favor, no Preferred shares voting against or abstaining.

           (d) The Amendment and Restatement of AccelGraphics Delaware's Certificate of Incorporation, effective immediately following the Company's initial public offering, to delete all references to series of Preferred Stock and authorizing, instead, one class of Preferred Stock consisting of 2,000,000 shares was approved with 1,966,447 Common shares voting in favor, no Common shares voting against or abstaining; and 8,972,721 Preferred shares voting in favor, no Preferred shares voting against or abstaining.

           (e) The Amendment and Restatement of AccelGraphics' 1995 Stock Plan (the "1995 Plan") and the reservation of an additional 1,300,000 shares of Common Stock to be issued under the 1995 Plan was approved with 1,966,447 Common shares voting in favor, no Common shares voting against or abstaining; and 8,972,721 Preferred shares voting in favor, no Preferred shares voting against or abstaining.

           (f) The AccelGraphics 1997 Employee Stock Purchase Plan and the reservation of 400,000 shares of Common Stock for issuance thereunder, contingent and effective upon the closing of the Company's public offering was approved with 1,966,447 Common shares voting in favor, no Common shares voting against or abstaining; and 8,972,721 Preferred shares voting in favor, no Preferred shares voting against or abstaining.

           (g) The AccelGraphics 1997 Directors' Stock Option Plan and the reservation of 200,000 shares of Common Stock for issuance thereunder, contingent and effective upon the closing of the Company's public offering was approved with 1,966,447 Common shares voting in favor, no Common shares voting against or abstaining; and 8,972,721 Preferred shares voting in favor, no Preferred shares voting against or abstaining.

           (h) The appointment of Price Waterhouse LLP as independent public accountants of the Company for the fiscal year ending December 31, 1997 was ratified and approved with 1,966,447 Common shares voting in favor, no Common shares voting against or abstaining; and 8,972,721 Preferred shares voting in favor, no Preferred shares voting against or abstaining.

ITEM 6.    EXHIBITS

11.1       Statement Regarding Computation of Net Income per Share

27.1       Financial Data Schedule


SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ACCELGRAPHICS, INC.



Date:   May 12, 1997                  /s/ Nancy E. Bush
                                      ----------------------------
                                      Nancy E. Bush
                                      Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit      Description

11.1        Statement Regarding Computation Of Pro
            Forma Net Income (Loss) Per Share

27.1        Financial Data Schedule