Form 10-Q
period 1997-06-27
ACCELGRAPHICS INC
filed 1997-08-07
CIK 947798

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the quarterly period ended June 27, 1997

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934


  For the transition period from _______ to ________

  Commission File Number   _______

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

1873 BARBER LANE, MILPITAS, CALIFORNIA 95035
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (408) 546-2100
                                                    --------------


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
         Yes X*     No
            ---       ---

           The number of shares outstanding of the registrant's common stock at July 22, 1997 was 8,335,585.


         * The Registrant has been subject to such filing requirements since April 10, 1997, the effective date of the Registration Statement of Form 8-A.

                               ACCELGRAPHICS, INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION:

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet as of June 30, 1997
        and December 31, 1996                                                 3

        Condensed Consolidated Statement of Operations for the three
        and six months ended June 30, 1997 and 1996                           4

        Condensed Consolidated Statement of Cash Flows for the six
        months ended June 30, 1997 and 1996                                   5

        Notes to Condensed Consolidated Financial Statements                  6

ITEM 2. Management's Discussion and Analysis of
         Financial Condition And Results of Operations                        8


PART II - OTHER INFORMATION

ITEM 6.  Exhibits                                                            22

Signature(s)                                                                 22

PART I. FINANCIAL INFORMATION:

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

                               ACCELGRAPHICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                  June 30,      December 31,
                                                                    1997            1996
                                                                  --------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 16,401        $  2,979
  Short-term investments                                             6,026            --
  Accounts receivable, net                                           5,966           4,392
  Inventories                                                        1,449             507
  Prepaid expenses                                                     341              49
                                                                  --------        --------
    Total current assets                                            30,183           7,927
Property and equipment, net                                            699             512
Long-term investment                                                   996            --
                                                                  --------        --------
    Total assets                                                  $ 31,878        $  8,439
                                                                  ========        ========
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligation                     $     56        $     16
  Accounts payable                                                   4,221           1,466
  Accrued liabilities                                                1,664           1,123
  Customer advances                                                   --               292
                                                                  --------        --------
         Total current liabilities                                   5,941           2,897
                                                                  --------        --------
Capital lease obligation, net of current portion                       135              34
Long-term debt                                                         179            --
Subordinated convertible note payable to related party                --             1,748
                                                                  --------        --------
                                                                       314           1,782
                                                                  --------        --------
Mandatorily redeemable convertible preferred stock                    --             8,930
                                                                  --------        --------
Stockholders' equity:
  Preferred Stock, $0.001 par value, 2,000 and 10,000
    shares authorized                                                 --              --
  Common Stock, $0.001 par value, 50,000 shares authorized;
     8,364 and 1,253 shares issued and outstanding                       8               1
  Additional paid-in capital                                        30,077             785
  Notes receivable from stockholders                                   (69)            (89)
  Deferred stock compensation                                         (281)           (396)
  Cumulative translation adjustment                                     (5)             (5)
  Accumulated deficit                                               (4,107)         (5,466)
                                                                  --------        --------
          Total stockholders' equity (deficit)                      25,623          (5,170)
                                                                  --------        --------
                                                                  $ 31,878        $  8,439
                                                                  ========        ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                               ACCELGRAPHICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                  June 30,
                                              1997         1996         1997         1996
                                            --------     --------     --------     --------
Revenues                                    $  9,974     $  3,067     $ 21,806     $  5,438
Cost of revenues                               6,683        2,015       14,267        3,485
                                            --------     --------     --------     --------
  Gross profit                                 3,291        1,052        7,539        1,953
                                            --------     --------     --------     --------
Operating expenses:
  Research and development                     1,145          586        2,200        1,054
  Sales and marketing                          1,230          817        2,741        1,506
  General and administrative                     462          238          937          514
                                            --------     --------     --------     --------
     Total operating expenses                  2,837        1,641        5,878        3,074
                                            --------     --------     --------     --------
Income (loss) from operations                    454         (589)       1,661       (1,121)
Interest and other income (expense), net         227           (6)         224          (34)
                                            --------     --------     --------     --------
Income (loss) before provision
   for income taxes                              681         (595)       1,885       (1,155)

  Provision for income taxes                    (156)        --           (526)        --
                                            --------     --------     --------     --------
Net income (loss)                           $    525     $   (595)    $  1,359     $ (1,155)
                                            ========     ========     ========     ========
Net income loss) per share                  $   0.06     $  (0.10)    $   0.18     $  (0.19)
                                            ========     ========     ========     ========
Shares used to compute net income (loss)
  per share                                    8,792        6,245        7,745        6,226
                                            ========     ========     ========     ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                               ACCELGRAPHICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)




                                                                Six Months Ended
                                                                    June 30,
                                                               1997         1996
                                                             --------     --------
Cash flows from operating activities:
Net income (loss)                                            $  1,359     $ (1,155)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                                 162          106
    Loss on disposal of asset                                      28         --
    Stock compensation expense and other                          115           42
Changes in assets and liabilities:
  Accounts receivable                                          (1,574)        (308)
  Inventories                                                    (942)        (629)
  Prepaid expenses                                               (292)          13
  Accounts payable                                              2,755          430
  Accrued liabilities                                             541            6
  Customer advances                                              (292)         (56)
                                                             --------     --------
Net cash provided by (used in) operating activities             1,860       (1,551)
                                                             --------     --------
Cash flows from investing activities:
  Acquisition of property and equipment                          (224)        (123)
  Purchase of investments                                      (7,022)        --
                                                             --------     --------
Net cash used in investing activities                          (7,246)        (123)
                                                             --------     --------
Cash flows from financing activities:
  Repayment of Subordinated convertible note payable           (1,748)        --
  Repayment of capital lease obligation                           (12)        --
  Proceeds from repayment of stockholders notes                    20         --
  Proceeds from issuance of common stock                       20,369            3
  Proceeds from issuance of preferred stock                      --          3,185
  Borrowing under term loan                                       179         --
                                                             --------     --------
Net cash provided by financing activities                      18,808        3,188
                                                             --------     --------
Effect of exchange rates on cash                                 --             (2)
                                                             --------     --------
Net increase in cash and cash equivalents                      13,422        1,512
Cash and cash equivalents at beginning of period                2,979        1,373
                                                             --------     --------
Cash and cash equivalents at end of period                     16,401        2,885
                                                             ========     ========
Supplemental Disclosure of cash flow information:
    Income taxes paid during the period                      $     47     $   --
                                                             ========     ========
    Interest paid during the period                          $    182     $     33
                                                             ========     ========
Supplemental disclosure of non-cash financing activities:
    Issuance of capital lease obligations for
         acquisition of property and equipment               $    154     $   --
                                                             ========     ========

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

Operating results for the quarter ended June 30, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

NOTE 2.  INVENTORIES
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                    June 30, 1997    December 31, 1996
                    -------------    -----------------
Raw materials          $  540            $  144
Work in process           863                41
Finished goods             46               322
                       ------            ------
                       $1,449            $  507
                       ======            ======

NOTE 3. NET INCOME (LOSS) PER SHARE
Net income (loss) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of mandatorily redeemable convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to the rules of the Securities and Exchange Commission, all series of mandatorily redeemable convertible preferred stock and common equivalent shares (using the treasury stock method and the public offering price) issued during the 12 month period prior to the Company's initial public offering have been included in the computation as if they were outstanding for all periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's fiscal year ending December 31, 1997. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this statement for the three and six month periods ended June 30, 1997 and 1996, the Company's net income (loss) per share would have been as follows:

                                                 Three Months Ended      Six Months Ended
                                                     June 30,                 June 30,
                                                   1997       1996        1997       1996
                                                 --------   --------    --------   --------
Basic net income (loss) per share                 $  0.07    $  (0.10)   $  0.19    $ (0.19)
Diluted net income (loss) per share               $  0.06    $  (0.10)   $  0.18    $ (0.18)

NOTE 4.  COMMON STOCK

The Company completed its initial public offering of Common Stock on April 16, 1997 in an underwriting led by Cowen & Company, Robertson Stephens & Company LLC and SoundView Financial Group, Inc. The offering consisted of 2,145,000 shares issued by the Company and 455,000 shares sold by existing shareholders, as well as the underwriters' over-allotment option of 390,000 shares issued by the Company and resulted in net proceeds to the Company of approximately $20.3 million. In conjunction with the offering, all shares of mandatorily redeemable convertible preferred stock were automatically converted into 4,509,000 shares of common stock. In April 1997, the Company repaid the $1,748,000 subordinated convertible note payable to related party.

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

         The Company's graphic subsystems include the AccelECLIPSE, AccelPRO MX, AccelPRO TX and AccelSTAR products, while the Company's application utility software include the AccelVIEW and Flying Carpet products.

         The Company has increased its research and development, sales and marketing and administrative capabilities since its inception and may continue to expand such capabilities in the future. Any increase in the Company's operating expenses caused by this potential expansion could have a material adverse effect on the Company's operating results if revenues do not increase at an equal or greater rate. Also, the Company's expenses for these and other activities are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Results of Operations

         The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                      Three Months Ended          Six Months Ended
                                                            June 30,                   June 30,
                                                      1997          1996          1997          1996
                                                     ------        ------        ------        ------
Revenues                                              100.0%        100.0%        100.0%        100.0%
Cost of revenues                                       67.0          65.7          65.4          64.1
                                                     ------        ------        ------        ------
  Gross profit                                         33.0          34.3          34.6          35.9
                                                     ------        ------        ------        ------
Operating expenses:
  Research and development                             11.5          19.1          10.1          19.4
  Sales and marketing                                  12.3          26.6          12.6          27.7
  General and administrative                            4.6           7.8           4.3           9.5
                                                     ------        ------        ------        ------
     Total operating expenses                          28.4          53.5          27.0          56.5
                                                     ------        ------        ------        ------
Income (loss) from operations                           4.6         (19.2)          7.6         (20.6)
Interest and other income (expense), net                2.3          (0.2)          1.0          (0.6)
                                                     ------        ------        ------        ------
Income (loss) before provision for income taxes         6.9         (19.4)          8.6         (21.2)
  Provision for income taxes                           (1.6)         --            (2.4)         --
                                                     ------        ------        ------        ------
Net income (loss)                                       5.3%        (19.4)%         6.2%        (21.2)%
                                                     ======        ======        ======        ======

Revenues

         Revenues increased by 225% to $10.0 million during the second quarter of 1997 from $3.1 million during the second quarter of 1996 and by 301% to $21.8 million for the first six months of 1997 from $5.4 million for the first six months of 1996. The increases in revenues during the second quarter of 1997 and the first six months of 1997 were primarily due to unit sales of the AccelPRO TX and the AccelECLIPSE product lines. Revenue for the first six months of 1996 was primarily comprised of sales of the Company's AG300/500 product line.
Revenues from software products have to-date been immaterial.

         The Company's customers include original equipment manufacturers ("OEMs"), distributors, value added resellers ("VARs") and end users. Revenues from product sales are generally recognized upon product shipment, less an allowance for estimated future returns and exchanges. Provisions for the costs of technical support services for the Company's hardware products and estimated future warranty claims are recorded as a cost of revenues upon recognition of related revenues.

         International revenues increased by 240% to $3.7 million during the second quarter of 1997 from $1.1 million during the second quarter of 1996, representing 37.0% and 35.4%, respectively, of revenues, and by 521% to $9.6 million for the first six months of 1997 from $1.5 million for the first six months of 1996, representing 44.1% and 28.4%, respectively, of revenues. The increase in international revenues is primarily a result of increased sales of the Company's products to its OEM customers in Europe and Asia Pacific. Revenues from the Company's international customers are generally denominated in United States dollars. Although the effects of currency fluctuations have been insignificant to date, there can be no assurance that such fluctuations will not be significant in the future.

         Revenues from Hewlett-Packard Company ("HP") and Digital Equipment Corporation ("Digital") accounted for 45.0% and 20.8%, respectively, of revenues during the second quarter of 1997. Revenues from HP and Digital accounted for 1.7% and 44.6%, respectively, of revenues during the second quarter of 1996. The loss of any major customer, or the delay in or reduction of orders from such customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Gross Profit

         Gross profit increased by 213% to $3.3 million during the second quarter of 1997 from $1.1 million during the second quarter of 1996, representing 33.0% and 34.3%, respectively, of revenues and increased by 286% to $7.5 million during the first six months of 1997 from $2.0 million during the first six months of 1996, representing 34.6% and 35.9%, respectively, of revenues. The absolute dollar increase in gross profit resulted from increased revenues, while the decrease in gross profit as a percentage of revenues was primarily due to increased sales to OEMs, which generally yield lower gross margins. The Company expects that gross margins will decrease over time as a result of competitive pricing pressures and changes in sales channel and product mix.

         The Company's gross margin is affected by many factors, including the sales channel mix, sales to OEMs which generally yield lower gross margins, the mix of products sold, competitive pricing pressures, introductions of new products and the availability, reliability and cost of components and products from the Company's subcontractors and suppliers. In addition, the Company orders products in advance of planned shipments and, due to rapid technological changes or other factors such as customers curtailing or changing timing or mix of orders, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's operating results, as the Company may be unable to adjust its purchases from its subcontractors and suppliers to match such customers' changes and cancellations.

Operating Expenses

         Research and Development. Research and development expenses increased by 95% to $1.1 million during the second quarter of 1997 from $590,000 during the second quarter of 1996, representing 11.5% and 19.1%, respectively, of revenues, and increased by 109% to $2.2 million during the first six months of 1997 from $1.1 million during the first six months of 1996, representing 10.1% and 19.4%, respectively, of revenues. Research and development expenses consist primarily of personnel costs and other personnel-related expenses, including the services of outside consultants. The increase in research and development costs is primarily due to increased personnel and related costs to support new product development activities. The Company anticipates that research and development expenses may continue to increase in absolute dollars as the Company continues to add research and development personnel and support for new product development activities.

         Sales and Marketing. Sales and marketing expenses increased by 51% to $1.2 million during the second quarter of 1997 from $820,000 during the second quarter of 1996, representing 12.3% and 26.6%, respectively, of revenues, and increased by 82% to $2.7 million during the first six months of 1997 from $1.5 million during the first six months of 1996, representing 12.6% and 27.7%, respectively, of revenues. Sales and marketing expenses consist primarily of salaries, commissions, marketing expenses and technical support for the sales organization. The absolute dollar increase in sales and marketing expenses was due primarily to the expansion of the Company's sales efforts in the United States, Europe and Asia Pacific, as well as increased marketing and public relations activities related to the introductions of new product lines. The Company anticipates that sales and marketing expenses may increase in absolute dollars as the Company expands its sales force and marketing activities.

         General and Administrative. General and administrative expenses increased by 94% to $460,000 during the second quarter of 1997 from $240,000 during the second quarter of 1996, representing 4.6% and 7.8%, respectively, of revenues, and increased by 82% to $940,000 during the first six months of 1997 from $510,000 during the first six months of 1996, representing 4.3% and 9.5%, respectively, of revenues. Increased general and administrative expenses were due primarily to increased staffing and other costs incurred to support the Company's growth. The Company anticipates that general and administrative expenses will increase in absolute dollars, and may also increase as a percentage of revenues, to support the Company's growth and as a result of costs associated with operating as a public company.

Interest and other income (expense), net

         Interest and other income (expense), net consists primarily of interest income earned on the Company's cash, cash equivalents and investments, and other items including interest on capital lease obligations and long-term debt. Interest and other income (expense), net was $227,000 in the second quarter of 1997 and resulted primarily from interest income on the proceeds of the initial public offering, which was completed in April 1997, less interest expense of $10,000 on the Company's subordinated convertible note payable. Interest expense, net in the second quarter of 1996 was $6,000 and included $40,000 of interest expense on the subordinated convertible note payable to a related party. The note payable was repaid in April 1997.

Provision for Income Taxes

         The provision for income taxes for the first six months of 1997 reflects the estimated annualized effective tax rate of 25% applied to income before provision for income taxes, and includes consideration of the Company's anticipated taxable income, tax rates and changes in its valuation allowance. The Company recorded no provision for income taxes during the first six months of 1996 as it incurred losses.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $13.4 million during the first six months of 1997. Cash flows from operating activities generated $1.9 million in cash, primarily due to net income of $1.4 million as well as increases in accounts payable of $2.8 million and income taxes payable of $480,000, offset in part by increases in accounts receivable of $1.6 million and inventory of $940,000.

         Net cash used in investing activities was approximately $7.2 million due to the purchase of $220,000 of property and equipment and purchase of $7.0 million of investments.

         Net cash provided by financing activities was $18.8 million, primarily due to net proceeds from the Company's initial public offering of $20.3 million, offset by $1.7 million used to repay a note payable.

         At June 30, 1997, the Company had $16.4 million of cash and cash equivalents and $7 million of available for sale investments. The Company has available borrowing facilities of $4.0 million with a bank of which $180,000 is outstanding. The borrowings bear interest at rates between 8.75% and 9.0%, are secured by all of the Company's assets and require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also restricts the Company's ability to pay cash dividends. The $3 million line of credit portion of the borrowing facilities expires in October 1997. The Company expects that it will be able to renew this line of credit.

         The Company believes that existing cash, cash equivalents and investments, its available borrowings and lines of credit will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through bank borrowings and public or private sales of its securities, including equity and debt securities. The Company's future capital requirements will depend on numerous factors, including, without limitation, management of working capital, the success of marketing, sales and distribution efforts, market acceptance of the Company's products, the progress of its research and development programs, the costs involved in defending and enforcing intellectual property rights, competition, competing technological and market developments, and the effectiveness of product commercialization activities and arrangements. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms or at all.

RISK FACTORS

         In addition to other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

LIMITED HISTORY OF PROFITABILITY AND UNCERTAINTY OF FUTURE FINANCIAL RESULTS

         The Company has incurred a net operating loss in each year since commencing operations in late 1994. As a result, the Company had an accumulated deficit as of June 30, 1997 of approximately $4.1 million. The Company has only three quarters of profitability, which may not be indicative of future operating results, and the Company does not believe that its current annual revenue growth rates are sustainable. To date, the Company has earned substantially all of its revenues from sales of its graphics subsystem product lines. There can be no assurance that the Company will ever achieve profitability on an annual basis in the future or that it can sustain profitability on a quarterly basis. The Company is in its third year of operations and is subject to the risks inherent in the operation of a new business, such as the difficulties and delays often encountered in the development and production of new, complex technologies. There can be no assurance that the Company will be able to address these risks.

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

         The Company's gross margins are impacted by the sales channel mix, mix of products sold, increased competition and related decreases in unit average selling prices, introduction of new products, availability, reliability and cost of components from the Company's subcontractors and suppliers, and general economic conditions. Currently, the Company is focusing on increasing its sales to OEMs, which have historically yielded lower margins than other channels. Individual product lines generally provide higher margins at the beginning of the life cycle and lower margins as the product line matures. In addition, the Company's markets are characterized by rapidly changing technology and declining average selling prices. Accordingly, the Company's gross margins may decline from the levels experienced to date, which would have an adverse effect on the Company's business, financial condition and results of operations.

         A significant portion of the Company's operating expenses are relatively fixed in the short term and planned expenditures are based on revenue forecasts. As a result, if revenues are below levels needed to offset these operating expenses, the Company's business, financial condition and results of operations may be disproportionately affected because only a portion of the Company's expenses vary with revenue. The Company generally must plan production, order components and undertake its development, sales and marketing activities several months in advance of shipping product and recognizing revenues. Accordingly, any shortfall in revenues in a given quarter may impact the Company's operating results and cash balances in a magnified way due to the Company's inability to adjust expenses or inventory during the quarter to match the level of revenues for the quarter. In addition, in the event the Company's customers desire to purchase products in excess of forecasted amounts, the Company may not have sufficient inventory or access to sufficient manufacturing capacity to meet such demands. Although the Company has experienced growth in revenues in recent quarters, there can be no assurance that the Company will sustain such revenue growth or be profitable on an operating basis in any future period. For the foregoing reasons, the Company believes that period-to-period comparisons of its results are not necessarily meaningful and should not be relied upon as indications of future performance. Further, when the Company announced that its revenues and net income were below the expectations of market analysts for the second quarter of 1997, the Company's stock price suffered a significant decline. Accordingly, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Common Stock could be materially adversely affected.

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

Many of the companies that currently compete with the Company or that may compete with the Company have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. As a result, these competitors may be able to respond more quickly and effectively to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and support of their products than the Company. Some of these companies also purchase their components from the Company's suppliers. Consequently, the Company expects to continue to experience increased competition, which could result in significant price reductions, loss of market share and lack of acceptance of new products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete against current or future competitors successfully or that competitive pressures faced by the Company will not have a material adverse effect upon its business, financial condition and results of operations.

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

RELIANCE ON THIRD PARTY DISTRIBUTION AND MAJOR OEMS

         The Company relies on OEMs, value added resellers ("VARs") and a network of distributors for both domestic and international revenues. In particular, revenues from Hewlett-Packard Company ("HP") and Digital Equipment Corporation ("Digital") accounted for 45.0% and 20.8%, respectively, of revenues during the second quarter of 1997. Revenues from HP and Digital accounted for 1.7% and 44.6%, respectively, of revenues during the second quarter of 1996. The Company believes that its future success may depend upon its ability to broaden its customer base. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. In connection with the terms of the OEM Agreement with HP, HP has a non-exclusive manufacturing license pursuant to which it is granted the right to manufacture or have manufactured the Company's products in the event of the Company's bankruptcy, receivership or failure to supply HP with specified quantities of products due to a cause not associated with the negligence of either party for the term of the agreement or until the Company is out of bankruptcy or receivership. In connection with the terms of the OEM Agreement with Digital, Digital has a non-exclusive manufacturing license pursuant to which it is granted the right to manufacture the Company's products in the event that the Company is unable to supply Digital with specified quantities of products, until the Company demonstrates its ability and readiness to assume its obligations. In the event the Company were required to grant such nonexclusive manufacturing rights to Digital, HP or any other OEM that subsequently may obtain such rights, such grant could have the effect of decreasing the value of the Company's ownership rights with respect to such products and/or decrease the Company's revenues, either of which could have an adverse effect on the Company's business, financial condition or results of operations. The Company's customer agreements are short term and automatically renew each year and generally may be canceled for convenience upon written notice by either party. Generally, there are no minimum purchase requirements for the Company's OEMs, VARs and distributors. Some of the Company's OEMs, VARs and distributors offer competitive products manufactured internally or by third parties. There can be no assurance that the Company's OEMs, VARs and distributors will give a priority to the marketing of the Company's products as compared to competing products or alternative solutions or that such OEMs, VARs and distributors will continue to offer the Company's products. Moreover, there can be no assurance that the Company will continue to sell substantial quantities of its products to these OEMs, VARs and distributors, or that upon any termination of the Company's relationships with any of these OEMs, VARs or distributors, the Company would be able to obtain suitable alternate distributions channels. The loss of one or more of the Company's OEMs, VARs or distributors could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company's southern and northern European distributor maintains a credit limit with the Company for the purchase of a certain amount of the Company's products. In the event that the demand for the Company's products exceeds this credit limit, the Company may be unable to increase the credit limit and supply this distributor with additional quantities of products. Accordingly, the Company may experience significant backlog and delays in the supply of additional products to this distributor, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

INTERNATIONAL REVENUES

         The Company's international revenues accounted for approximately 44% of the Company's revenues in the first six months of 1997, consisting primarily of sales to international OEM and distributors in Europe and Asia Pacific. International revenues accounted for approximately 31% and 22% of the Company's 1996 and 1995 revenues, respectively, and primarily consisted of sales to third party distributors based in the United Kingdom and Germany. However, the Company believes that products sold to its European distributors are resold throughout Europe. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods. International revenues are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, government controls, political instability, longer payment cycles, difficulties in collecting accounts receivable, difficulties in staffing and managing foreign operations and potentially adverse tax consequences. The Company's inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction in sales in that country. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, the Company has not found it appropriate to hedge the risks associated with fluctuations in exchange rates, as substantially all of the Company's foreign sales have been denominated in U.S. dollars. However, if future transactions are denominated in foreign currencies, the Company may undertake to hedge transactions. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations would not be materially adversely affected by exchange rate fluctuations. In general, certain seasonal factors and patterns impact the level of business activities at different times in different regions of the world. For example, sales in Europe are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These seasonal factors and currency fluctuation risks could have a material adverse effect on the Company's business, financial condition and results of operations. Further, because the Company operates in different countries, the Company's management must address differences in regulatory environments and cultures. Failure to address these differences successfully could be disruptive to the Company's operations and could have a material adverse effect on the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE

         The computer industry in general, and the markets for the Company's products in particular, are characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Customer preferences can change rapidly and new technology can quickly render existing products obsolete. In order to keep pace with this rapidly changing market environment, the Company must continually develop and incorporate into its products technological advances and new features desired by customers at competitive prices. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological changes or changes in customer requirements and industry standards, or that the Company's enhanced or new products will adequately address the changing needs of the marketplace. Additionally, application programming interfaces ("APIs") have evolved and changed over time. Although OpenGL has developed into a leading industry standard API for professional 3D graphics development, it is likely that industry standards will continue to evolve to meet rapidly changing customer requirements. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to these evolving standards. In addition, Intel has introduced the Accelerated Graphics Port (AGP) bus structure, an alternative to the existing PCI bus structure, which is expected to be adopted beginning in the third quarter of 1997 through the first quarter of 1998. Failure by the Company to respond effectively to changes in the 3D graphics market, to develop or acquire new technology or to successfully conform to industry standards would have a material adverse effect on the business, financial condition and results of operations of the Company. Operating systems and independent software vendor ("ISV") applications are updated from time to time. The Company must constantly monitor these changes and upgrade its products to remain compatible with any upgrades in operating systems and ISV applications. There can be no assurance that the Company will be successful in developing new versions or enhancements to its products or that the Company will not experience delays in the upgrade of its products. In the event that there are delays in the completion of any upgrade to its products, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the Company strives to achieve compatibility between the Company's products and 3D graphics applications the Company believes are or will become popular and widely adopted. The Company invests substantial resources in development efforts aimed at achieving such compatibility. Any failure by the Company to anticipate or respond adequately to changes in applications could result in a loss of competitiveness and could adversely affect the Company's business, financial condition and results of operations.

DIFFICULTIES IN MANAGING GROWTH

         The Company has experienced significant growth in its business over the past two years which has placed demands on the Company's operational and financial personnel and systems, outside manufacturing capacity, research and development, technical support and other resources. The Company is expanding its sales and marketing organizations, developing its distribution channels to penetrate different and broader markets, funding additional research and development and increasing its support organization to accommodate its growing customer base. With continued growth, the Company may find it necessary to enhance existing and implement new financial and management information systems and controls and train its personnel to effectively operate such systems. Any delay in the implementation of or any disruptions in the transition to such new and enhanced systems and controls and personnel training could adversely affect the Company's ability to accurately forecast sales demand and adjust third party manufacturing to such demand, adjust purchasing levels, accurately record and control inventory levels and record and report financial and management information on a timely and accurate basis. Inaccuracy in demand forecasts in the environment in which the Company operates can quickly result in either insufficient or excess inventory and disproportional overhead expenses. Certain of the Company's officers have recently joined the Company and the Company anticipates further increases in the number of employees. The Company plans to expand the geographic scope of its customer base and operations. Failure to manage these changes and to expand effectively any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

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

FUTURE CAPITAL REQUIREMENTS

         The Company's future capital requirements will depend upon many factors, including the development of new products, the success of the Company's research and development efforts, the expansion of the Company's sales and marketing efforts and the status of competitive products. The Company believes that existing cash, cash equivalents and investments, its available borrowings and lines of credit will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing during such time. Further, there can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders could result. The inability to obtain acceptable financing would have a material adverse effect on the Company's business, financial condition and results of operations.

CONCENTRATION OF STOCK OWNERSHIP

         As of June 30, 1997, the Company's directors and officers and their affiliates beneficially own approximately 50% of the outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

POSSIBLE VOLATILITY OF STOCK PRICE

         The price of the Company's common stock has to-date experienced extreme price fluctuations. Factors such as quarterly variations in actual or anticipated operating results, changes in earnings estimates by analysts, market conditions in the industry, announcements by competitors, regulatory actions and general economic conditions may have a significant effect on the market price of the Common Stock. Following fluctuations in the market price of a corporation's securities, securities class action litigation has often resulted. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

SHARES ELIGIBLE FOR FUTURE SALE

         As of July 25, 1997, the Company had 8,330,711 shares of Common Stock outstanding. As of July 25, 1997, the Company had 2,990,000 shares of Common Stock eligible for sale in the public market. An additional 5,691,740 shares of Common Stock (including approximately 353,811 shares issuable upon exercise of vested options) will be eligible for sale beginning on October 8, 1997, unless earlier released, in whole or in part, by Cowen & Company. Certain stockholders holding 4,174,458 shares of Common Stock (assuming exercise of outstanding warrants for 30,000 shares of Common Stock) are entitled to registration rights with respect to their shares of Common Stock. If such stockholders, by exercising their demand registration rights, cause a significant number of securities to be registered and sold in the public market, such sales could have an adverse effect on the market price of the Company's Common Stock. Sales of significant amounts of such shares in the public market after October 8, 1997, or the prospect of such sales, could adversely affect the market price of the Common Stock. Such sales also might make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate.

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

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS

11.1 Statement Regarding Computation of Net Income (Loss) Per Share

27.1 Financial Data Schedule


SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ACCELGRAPHICS, INC.



Date:   August 7, 1997                    /s/ Nancy E. Bush
                                           ------------------------------------
                                           Nancy E. Bush
                                           Vice President and Chief
                                           Financial Officer

                                INDEX TO EXHIBITS



Exhibit  Description
-------  -----------

11.1     Statement Regarding Computation of Net Income (Loss) Per Share

27.1     Financial Data Schedule