Form 10-Q
period 1997-09-26
ACCELGRAPHICS INC
filed 1997-11-07
CIK 947798

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the quarterly period ended September 26, 1997
                                 ------------------

                                       or
                                       --

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934


  For the transition period from         to
                                 -------    --------

  Commission File Number   000-22119
                           ---------

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes [X*]   No [ ]

           The number of shares outstanding of the registrant's common stock at November 5, 1997 was 8,373,607.


        * The Registrant has been subject to such filing requirements since April 10, 1997, the effective date of the Registration Statement of Form 8-A.

                               ACCELGRAPHICS, INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION:

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet as of September 30, 1997
        and December 31, 1996                                                 3

        Condensed Consolidated Statement of Operations for the three
        and nine months ended September 30, 1997 and 1996                     4

        Condensed Consolidated Statement of Cash Flows for the nine
          months ended September 30, 1997 and 1996                            5

        Notes to Condensed Consolidated Financial Statements                  6

ITEM 2. Management's Discussion and Analysis of
         Financial Condition And Results of Operations                        8


PART II - OTHER INFORMATION

ITEM 2.  Changes in securities and use of proceeds                           24
ITEM 6.  Exhibits                                                            24

Signature(s)                                                                 24

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

                               ACCELGRAPHICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                             September 30,  December 31,
                                                                  1997         1996
                                                             -------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $ 11,737      $ 2,979
  Short-term investments                                           6,499           --
  Accounts receivable, net                                         1,788        4,392
  Inventories                                                      4,812          507
  Prepaid expenses                                                   299           49
                                                                --------      -------
    Total current assets                                          25,135        7,927
Property and equipment, net                                          810          512
Long-term investment                                               1,995           --
                                                                --------      -------
    Total assets                                                $ 27,940      $ 8,439
                                                                ========      =======
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of capital lease obligation                   $     57      $    16
  Accounts payable                                                 1,429        1,466
  Accrued liabilities                                              1,404        1,123
  Customer advances                                                   --          292
                                                                --------      -------
         Total current liabilities                                 2,890        2,897
                                                                --------      -------
Capital lease obligation, net of current portion                     120           34
Long-term debt                                                       408           --
Subordinated convertible note payable to related party                --        1,748
                                                                --------      -------
                                                                     528        1,782
                                                                --------      -------
Mandatorily redeemable convertible preferred stock                    --        8,930
                                                                --------      -------
Stockholders' equity (deficit):
  Preferred Stock, $0.001 par value, 2,000 and 10,000
    shares authorized                                                 --           --
  Common Stock, $0.001 par value, 50,000 shares authorized;
     8,370 and 1,253 shares issued and outstanding                     8            1
  Additional paid-in capital                                      30,081          785
  Notes receivable from stockholders                                 (49)         (89)
  Deferred stock compensation                                       (239)        (396)
  Cumulative translation adjustment                                   (9)          (5)
  Accumulated deficit                                             (5,270)      (5,466)
                                                                --------      -------
          Total stockholders' equity (deficit)                    24,522       (5,170)
                                                                --------      -------
                                                                $ 27,940      $ 8,439
                                                                ========      =======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                               ACCELGRAPHICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                              Three Months Ended        Nine Months Ended
                                                 September 30,            September 30,
                                              1997         1996          1997         1996
                                             -------      -------      --------      -------
Revenues                                     $ 4,165      $ 4,260      $ 25,971      $ 9,698
Cost of revenues                               3,296        2,859        17,563        6,344
                                             -------      -------      --------      -------
  Gross profit                                   869        1,401         8,408        3,354
                                             -------      -------      --------      -------
Operating expenses:
  Research and development                     1,227          794         3,427        1,848
  Sales and marketing                          1,019          955         3,760        2,461
  General and administrative                     519          230         1,456          744
                                             -------      -------      --------      -------
     Total operating expenses                  2,765        1,979         8,643        5,053
                                             -------      -------      --------      -------
Income (loss) from operations                 (1,896)        (578)         (235)      (1,699)
Interest and other income (expense), net         285          (20)          509          (54)
                                             -------      -------      --------      -------
Income (loss) before income tax
 benefit (provision)                          (1,611)        (598)          274       (1,753)
  Income tax benefit (provision)                 448           --           (78)          --
                                             -------      -------      --------      -------
Net income (loss)                            $(1,163)     $  (598)     $    196      $(1,753)
                                             =======      =======      ========      =======
Net income (loss) per share                  $ (0.14)     $ (0.10)     $   0.02      $ (0.28)
                                             =======      =======      ========      =======
Shares used to compute net income (loss)
  per share                                    8,367        6,288         8,212        6,258
                                             =======      =======      ========      =======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                               ACCELGRAPHICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                               Nine Months Ended
                                                                  September 30,
                                                                1997         1996
                                                              --------      -------
Cash flows from operating activities:
Net income (loss)                                             $    196      $(1,753)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                                  286          164
    Loss on disposal of asset                                       28           --
    Stock compensation expense and other                           157          168
Changes in assets and liabilities:
  Accounts receivable                                            2,604       (1,774)
  Inventories                                                   (4,305)          34
  Prepaid expenses                                                (250)         (16)
  Accounts payable                                                 (37)         478
  Accrued liabilities                                              281          153
  Customer advances                                               (292)         (56)
                                                              --------      -------
Net cash used in operating activities                           (1,332)      (2,602)
                                                              --------      -------
Cash flows from investing activities:
  Acquisition of property and equipment                           (458)        (139)
  Purchase of investments                                       (8,494)          --
                                                              --------      -------
Net cash used in investing activities                           (8,952)        (139)
                                                              --------      -------
Cash flows from financing activities:
  Repayment of subordinated convertible note payable            (1,748)          --
  Repayment of capital lease obligation                            (27)          --
  Proceeds from repayment of stockholders notes                     40           --
  Proceeds from issuance of common stock                        20,373            5
  Proceeds from issuance of preferred stock                         --        3,185
  Borrowing under term loan                                        408           --
                                                              --------      -------
Net cash provided by financing activities                       19,046        3,190
                                                              --------      -------
Effect of exchange rates on cash                                    (4)          (4)
                                                              --------      -------
Net increase in cash and cash equivalents                        8,758          445
Cash and cash equivalents at beginning of period                 2,979        1,373
                                                              --------      -------
Cash and cash equivalents at end of period                      11,737        1,818
                                                              ========      =======
Supplemental disclosure of cash flow information:
    Income taxes paid during the period                       $    181      $    --
                                                              ========      =======
    Interest paid during the period                           $    189      $    65
                                                              ========      =======
Supplemental disclosure of non-cash financing activities:
    Issuance of capital lease obligations for
        acquisition of property and equipment                 $    154      $    54
                                                              ========      =======


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

Operating results for the quarter ended September 30, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                                     September 30, 1997      December 31, 1996
                                     ------------------      -----------------
        Raw materials                     $ 1,693                 $   144
        Work in process                     2,288                      41
        Finished goods                        831                     322
                                          -------                 -------
                                          $ 4,812                 $   507
                                          =======                 =======

NOTE 3. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of mandatorily redeemable convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to the rules of the Securities and Exchange Commission, all series of mandatorily redeemable convertible preferred stock and common equivalent shares (using the treasury stock method and the public offering price) issued during the 12 month period prior to the Company's initial public offering have been included in the computation as if they were outstanding for all periods through April 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's fiscal year ending December 31, 1997. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this statement for the three and nine month periods ended September 30, 1997 and 1996, the Company's net income (loss) per share would have been as follows:

                               ACCELGRAPHICS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                            Three Months Ended     Nine Months Ended
                                               September 30,          September 30,
                                             1997        1996        1997      1996
                                            -------    -------     -------    -------
Basic net income (loss) per share           $ (0.14)   $ (0.10)    $  0.03    $ (0.28)
Diluted net income (loss) per share         $ (0.14)   $ (0.10)    $  0.02    $ (0.28)

NOTE 4.  COMMON STOCK

The Company completed its initial public offering of Common Stock on April 16, 1997 in an underwriting led by Cowen & Company, Robertson Stephens & Company LLC and SoundView Financial Group, Inc. The offering consisted of 2,145,000 shares issued by the Company and 455,000 shares sold by existing shareholders, as well as the underwriters' over-allotment option of 390,000 shares issued by the Company and resulted in net proceeds to the Company of approximately $20.3 million. In conjunction with the offering, all shares of mandatorily redeemable convertible preferred stock were automatically converted into 4,509,000 shares of common stock. In April 1997, the Company repaid the $1,748,000 subordinated convertible note payable to a related party.

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

In March 1997, the Company reincorporated in the State of Delaware. The par value of the Company's Common Stock is $0.001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations which are included in the Company's registration statement on Form SB-2 as amended. This quarterly report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in "Risk Factors" below. In this report, the words "anticipates", "believes", "expects", "future" and similar expressions identify forward-looking statements. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

        AccelGraphics, Inc. designs, develops and markets high-performance, cost-effective, 3-dimensional ("3D") graphics subsystems, software accelerators and application utility software products for the professional Windows NT and Windows 95 markets. The Company commenced operations in late 1994.

        The Company's graphic subsystems include the AccelECLIPSE, AccelPRO, and AccelSTAR product lines, while the Company's application utility software include the AccelVIEW product.

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

        Although the Company has experienced significant annual revenue growth since its inception, the Company does not believe that such growth rates are sustainable. In the third quarter of 1997, revenues declined by 58% from the second quarter of 1997; consequently, past revenue growth rates may not be indicative of future revenue growth, if any, or future operating results. The Company incurred a net loss in the third quarter of 1997. There can be no assurance that the Company will regain profitability on a quarterly basis or will achieve profitability on an annual basis. The Company's limited operating history makes the prediction of future operating results difficult, if not impossible.

Results of Operations

        The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                  Three Months Ended      Nine Months Ended
                                                     September 30,           September 30,
                                                   1997       1996         1997       1996
                                                   -----      -----        -----      -----
Revenues                                           100.0%     100.0%       100.0%     100.0%
Cost of revenues                                    79.1       67.1         67.6       65.4
                                                   -----      -----        -----      -----
  Gross profit                                      20.9       32.9         32.4       34.6
                                                   -----      -----        -----      -----
Operating expenses:
  Research and development                          29.5       18.7         13.2       19.1
  Sales and marketing                               24.5       22.4         14.5       25.3
  General and administrative                        12.4        5.4          5.6        7.7
                                                   -----      -----        -----      -----
     Total operating expenses                       66.4       46.5         33.3       52.1
                                                   -----      -----        -----      -----
Income (loss) from operations                      (45.5)     (13.6)        (0.9)     (17.5)
Interest and other income (expense), net             6.8       (0.4)         2.0       (0.6)
                                                   -----      -----        -----      -----
Income (loss) before provision for income taxes    (38.7)     (14.0)         1.1      (18.1)
  Provision for income taxes                        10.8         --         (0.3)        --
                                                   -----      -----        -----      -----
Net income (loss)                                  (27.9)%    (14.0)%        0.8%     (18.1)%
                                                   =====      =====        =====      =====

Revenues

        Revenues decreased by 2% to $4.2 million during the third quarter of 1997 from $4.3 million during the third quarter of 1996 and increased by 168% to $26.0 million for the first nine months of 1997 from $9.7 million for the first nine months of 1996. The decrease in revenues during the third quarter of 1997 was primarily due to a delay in the shipment of an OEM order, as well as lower revenues in Europe and lower revenues from its AccelPRO products. The increase in revenues during the first nine months of 1997 was primarily due to unit sales of the AccelPRO and the AccelECLIPSE product lines. Revenue for the first nine months of 1996 was primarily comprised of sales of the Company's AG300/500 and AccelPRO product lines. Revenues from software products have to-date been immaterial.

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

        International revenues decreased by 22% to $1.5 million during the third quarter of 1997 from $2.0 million during the third quarter of 1996, representing 36.0% and 45.7%, respectively, of revenues, and increased by 218% to $11.1 million for the first nine months of 1997 from $3.5 million for the first nine months of 1996, representing 36.1% and 42.8%, respectively, of revenues. The decrease in international revenue during the third quarter of 1997 was primarily due to lower revenues in Europe, offset in part by increased revenues in Asia Pacific. The increase in international revenues during the first nine months of 1997 is primarily a result of increased sales of the Company's products to its OEM customers in Europe and Asia Pacific. Revenues from the Company's international customers are generally denominated in United States dollars. Although the effects of currency fluctuations have been insignificant to date, there can be no assurance that such fluctuations will not be significant in the future.

        Revenues from Hewlett-Packard Company ("HP"), Wyle Electronics, Inc. ("Wyle") and Digital Equipment Corporation ("Digital") accounted for 34.7%, 16.0% and 4.2%, respectively, of revenues during the third quarter of 1997. Revenues from HP, Wyle and Digital accounted for 16.5%, 7.2% and 28.6%, respectively, of revenues during the third quarter of 1996. The loss of any major customer, or the delay in or reduction of orders from such customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Gross Profit

        Gross profit decreased by 38% to $870,000 during the third quarter of 1997 from $1.4 million during the third quarter of 1996, representing 20.9% and 32.9%, respectively, of revenues and increased by 151% to $8.4 million during the first nine months of 1997 from $3.4 million during the first nine months of 1996, representing 32.4% and 34.6%, respectively, of revenues. The decrease in both absolute dollars and gross margin during the third quarter of 1997 resulted primarily from competitive pricing pressures on the Company's products, significantly lower gross margins on the Company's maturing AccelPRO TX product as well as the lower revenue which resulted in manufacturing costs being allocated over fewer units. The decrease in gross margin during the first nine months of 1997 resulted from increased sales to OEMs which generally yield lower gross margins and competitive pricing pressures, particularly on the Company's maturing products, while the increase in absolute dollars resulted primarily from increased revenues. The Company expects that future quarterly gross margins may increase over their current levels; however, year-to-date gross margins are expected to decrease over time as a result of competitive pricing pressures and changes in sales channel and product mix.

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

Operating Expenses

        Research and Development. Research and development expenses increased by 55% to $1.2 million during the third quarter of 1997 from $790,000 during the third quarter of 1996, representing 29.5% and 18.7%, respectively, of revenues, and increased by 85% to $3.4 million during the first nine months of 1997 from $1.8 million during the first nine months of 1996, representing 13.2% and 19.1%, respectively, of revenues. Research and development expenses consist primarily of personnel costs and other personnel-related expenses, including the services of outside consultants. The increase in research and development costs is primarily due to increased personnel and related costs to support new product development activities. The Company anticipates that research and development expenses may increase in absolute dollars as the Company continues to add research and development personnel and support for new product development activities.

        Sales and Marketing. Sales and marketing expenses increased by 7% to $1.0 million during the third quarter of 1997 from $960,000 during the third quarter of 1996, representing 24.5% and 22.4%, respectively, of revenues, and increased by 53% to $3.8 million during the first nine months of 1997 from $2.5 million during the first nine months of 1996, representing 14.5% and 25.3%, respectively, of revenues. Sales and marketing expenses consist primarily of salaries, commissions, marketing expenses and technical support for the sales organization. The absolute dollar increase in sales and marketing expenses is primarily due to the expansion of the Company's sales efforts in the United States, Europe and Asia Pacific, as well as increased marketing and public relations activities related to the introductions of new product lines. The Company anticipates that sales and marketing expenses will increase in absolute dollars as the Company expands its domestic and international sales force and its marketing activities.

        General and Administrative. General and administrative expenses increased by 126% to $520,000 during the third quarter of 1997 from $230,000 during the third quarter of 1996, representing 12.4% and 5.4%, respectively, of revenues, and increased by 96% to $1.5 million during the first nine months of 1997 from $740,000 during the first nine months of 1996, representing 5.6% and 7.7%, respectively, of revenues. Increased general and administrative expenses were due primarily to increased staffing, consulting services and other costs incurred to support the Company's growth and operation as a public company. The Company anticipates that general and administrative expenses may increase in absolute dollars to support the Company's expansion and as a result of costs associated with operating as a public company.

Interest and other income (expense), net

        Interest and other income (expense), net consists primarily of interest income earned on the Company's cash, cash equivalents and investments, and other items including interest on capital lease obligations and long-term debt. Interest and other income (expense), net was $290,000 in the third quarter of 1997 and resulted primarily from interest income on the proceeds of the initial public offering, which was completed in April 1997, less interest expense of $7,000 on the Company's borrowings. Interest expense, net in the third quarter of 1996 was $20,000 and included $36,000 of interest expense on the subordinated convertible note payable to a related party. The note payable was repaid in April 1997.

Provision for Income Taxes

        The provision for income taxes for the first nine months of 1997 reflects an estimated annualized effective tax rate of 28% applied to income before provision for income taxes, and includes consideration of the Company's anticipated taxable income, tax rates and changes in its valuation allowance. The Company recorded no provision for income taxes during the first nine months of 1996 as it incurred losses.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and investments increased by $17.3 million during the first nine months of 1997. Cash flows from operating activities utilized $1.3 million in cash, primarily due to increases in inventory of $4.3 million, offset in part by net income of $200,000 as well as decreases in accounts receivable of $2.6 million.

        Net cash used in investing activities was approximately $9.0 million due to the purchase of $460,000 of property and equipment and purchase of $8.5 million of investments.

        Net cash provided by financing activities was $19.0 million, primarily due to net proceeds from the Company's initial public offering of $20.3 million, offset by $1.7 million used to repay a note payable and bank borrowings of $410,000.

        At September 30, 1997, the Company had $20.2 million of cash, cash equivalents and investments. The Company has available borrowing facilities of $3.6 million with a bank, net of $408,000 which is outstanding. The borrowings bear interest at rates between 8.75% and 9.0%, are secured by all of the Company's assets and require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also restrict the Company's ability to pay cash dividends. As a result of the loss incurred in the third quarter of 1997, the Company was in violation of its debt covenants; however, the bank has waived such covenants. The $3 million line of credit portion of the borrowing facilities, which expired in October 1997, has been extended until December 9, 1997, and the Company is in the process of renewing the line.

        The Company believes that existing cash, cash equivalents and investments and its available borrowings will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through bank borrowings and public or private sales of its securities, including equity and debt securities. The Company's future capital requirements will depend on numerous factors, including, without limitation, management of working capital, the success of marketing, sales and distribution efforts, market acceptance of the Company's products, the progress of its research and development programs, the costs involved in defending and enforcing intellectual property rights, competition, competing technological and market developments, and the effectiveness of product commercialization activities and arrangements. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms or at all.

RISK FACTORS

        In addition to other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

LIMITED HISTORY OF PROFITABILITY AND UNCERTAINTY OF FUTURE FINANCIAL RESULTS

        The Company has incurred a net operating loss in each year since commencing operations in late 1994 and incurred a net loss in the third quarter of 1997. As a result, the Company had an accumulated deficit as of September 30, 1997 of approximately $5.3 million. There can be no assurance that the Company will ever achieve profitability on an annual basis in the future or that it will regain profitability on a quarterly basis. In addition, the Company does not believe that its current annual revenue growth rates are sustainable. To date, the Company has earned substantially all of its revenues from sales of its graphics subsystem product lines. The Company is in its third year of operations and is subject to the risks inherent in the operation of a new business, such as the difficulties and delays often encountered in the development and production of new, complex technologies. There can be no assurance that the Company will be able to address these risks.

        The Company may expand its research and development, sales and marketing and administrative capabilities. The anticipated increase in the Company's operating expenses which may be caused by this expansion could have a material adverse effect on the Company's operating results if revenues do not increase at an equal or greater rate. Also, the Company's expenses for these and other activities are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, which would have a material adverse effect on the Company's business, financial condition and results of operations.

SIGNIFICANT VARIABILITY IN QUARTERLY RESULTS

        Although the Company generated profits in the first and second quarter of 1997, the Company incurred a loss in the third quarter of 1997. The Company's quarterly operating results are likely to continue to vary significantly in the future. The Company's quarterly results are affected by a wide variety of factors including the gain or loss of significant customers, size and timing of individual orders, timely introduction and market acceptance of new products offered by the Company and its competitors, availability, reliability and cost of components, the Company's success in negotiating original equipment manufacturer ("OEM") and other customer agreements, customer order deferrals in anticipation of new products, technological changes in operating systems or applications, variations in manufacturing quality or capacities, changes in the pricing policies of the Company or its competitors, changes in demand for 3-dimensional ("3D") graphics functionality, changes in the mix of revenues from products having differing gross margins, changes in sales channel mix, changes in average sales prices, warranty expenses, fluctuations in the Company's expense levels, the Company's success at expanding its direct sales force and indirect distribution channels, risks related to international operations, extraordinary events such as litigation or acquisitions and general industry and economic conditions, as well as other factors. Any of the above risks could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        A significant portion of the Company's operating expenses are relatively fixed in the short term and planned expenditures are based on revenue forecasts. As a result, if revenues are below levels needed to offset these operating expenses, the Company's business, financial condition and results of operations may be disproportionately affected because only a portion of the Company's expenses vary with revenue. The Company generally must plan production, order components and undertake its development, sales and marketing activities several months in advance of shipping product and recognizing revenues. Accordingly, any shortfall in revenues in a given quarter may impact the Company's operating results and cash balances in a magnified way due to the Company's inability to adjust expenses or inventory during the quarter to match the level of revenues for the quarter. In addition, in the event the Company's customers desire to purchase products in excess of forecasted amounts, the Company may not have sufficient inventory or access to sufficient manufacturing capacity to meet such demands. Although the Company has experienced growth in revenues in recent quarters, there can be no assurance that the Company will sustain such revenue growth or be profitable on an operating basis in any future period. For the foregoing reasons, the Company believes that period-to-period comparisons of its results are not necessarily meaningful and should not be relied upon as indications of future performance. Further, when the Company announced that its revenues and net income were below the expectations of market analysts for the second quarter of 1997 and again in the third quarter of 1997, the Company's stock price suffered significant declines. Accordingly, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Common Stock could be materially adversely affected.

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

        Additionally, application programming interfaces ("APIs") have evolved and changed over time. Although OpenGL has developed into a leading industry standard API for professional 3D graphics development, it is likely that industry standards will continue to evolve to meet rapidly changing customer requirements. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to these evolving standards. In addition, Intel has introduced the Accelerated Graphics Port (AGP) bus structure, an alternative to the existing PCI bus structure, which is expected to be adopted through the first quarter of 1998. Failure by the Company to respond effectively to changes in the 3D graphics market, to develop or acquire new technology or to successfully conform to industry standards would have a material adverse effect on the business, financial condition and results of operations of the Company.

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

COMPETITION

        The market for 3D graphics accelerators is extremely competitive and subject to rapid change. The Company expects competition to increase in the future from existing competitors and from new market entrants with products that may be less costly than the Company's products or provide better performance or additional features not currently provided by the Company's products. The Company competes with the following three major groups: professional 3D graphics board companies (including Intergraph Corporation and Dynamic Pictures, Inc.), RISC/UNIX workstation companies (including Sun Microsystems, Inc. ("Sun") and Silicon Graphics, Inc. ("SGI")) and traditional volume personal computer ("PC") board suppliers (including ELSA GmbH, Diamond Multimedia Systems, Inc., Matrox Electronic Systems Ltd. and STB Systems, Inc.). A variety of potential actions by any of the Company's competitors could have a material adverse effect on the Company's business, financial condition and results of operations. Such actions may include reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products, product giveaways, product bundling or other competitive actions.

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

RELIANCE ON THIRD PARTY DISTRIBUTION AND MAJOR OEMS

        The Company relies on OEMs, value added resellers ("VARs") and a network of distributors for both domestic and international revenues. In particular, revenues from

Hewlett-Packard Company ("HP"), Wyle Electronics, Inc. ("Wyle") and Digital Equipment Corporation ("Digital") accounted for 34.7%, 16.0% and 4.2%, respectively, of revenues during the third quarter of 1997. Revenues from HP, Wyle and Digital accounted for 16.5%, 7.2% and 28.6%, respectively, of revenues during the third quarter of 1996. The Company believes that its future success may depend upon its ability to broaden its customer base. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. For example, in the third quarter of 1997, revenues from Digital declined to 4.2% of total revenues from 20.8% of revenues in the second quarter of 1997 and from 44.7% in the first quarter of 1997. In connection with the OEM Agreement with HP, HP has a non-exclusive manufacturing license pursuant to which it is granted the right to manufacture or have manufactured the Company's products in the event of the Company's bankruptcy, receivership or failure to supply HP with specified quantities of products due to a cause not associated with the negligence of either party for the term of the agreement or until the Company is out of bankruptcy or receivership. In connection with the OEM Agreement with Digital, Digital has a non-exclusive manufacturing license pursuant to which it is granted the right to manufacture the Company's products in the event that the Company is unable to supply Digital with specified quantities of products, until the Company demonstrates its ability and readiness to assume its obligations. In the event the Company were required to grant such nonexclusive manufacturing rights to Digital, HP or any other OEM that subsequently may obtain such rights, such grant could have the effect of decreasing the value of the Company's ownership rights with respect to such products and/or decrease the Company's revenues, either of which could have an adverse effect on the Company's business, financial condition or results of operations. The Company's customer agreements are short term and automatically renew each year and generally may be canceled for convenience upon written notice by either party. Generally, there are no minimum purchase requirements for the Company's OEMs, VARs and distributors. Some of the Company's OEMs, VARs and distributors offer competitive products manufactured internally or by third parties. There can be no assurance that the Company's OEMs, VARs and distributors will give a priority to the marketing of the Company's products as compared to competing products or alternative solutions or that such OEMs, VARs and distributors will continue to offer the Company's products. Moreover, there can be no assurance that the Company will continue to sell substantial quantities of its products to these OEMs, VARs and distributors, or that upon any termination of the Company's relationships with any of these OEMs, VARs or distributors, the Company would be able to obtain suitable alternate distribution channels. The loss of one or more of the Company's OEMs, VARs or distributors could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company's southern and northern European distributor maintains a credit limit with the Company for the purchase of a certain amount of the Company's products. In the event that the demand for the Company's products exceeds this credit limit, the Company may be unable to increase the credit limit and supply this distributor with additional quantities of products. Accordingly, the Company may experience significant backlog and delays in the supply of additional products to this distributor, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

INTERNATIONAL REVENUES

        The Company's international revenues accounted for approximately 36% of the Company's revenues in the first nine months of 1997, consisting primarily of sales to international OEMs and distributors in Europe and Asia Pacific. International revenues accounted for approximately 31% and 22% of the Company's 1996 and 1995 revenues, respectively, and primarily consisted of sales to third party distributors based in the United Kingdom and Germany. However, the Company believes that products sold to its European distributors are resold throughout Europe. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods. International revenues are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, government controls, political instability, longer payment cycles, difficulties in collecting accounts receivable, difficulties in staffing and managing foreign operations and potentially adverse tax consequences. The Company's inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction in sales in that country. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, the Company has not found it appropriate to hedge the risks associated with fluctuations in exchange rates, as substantially all of the Company's foreign sales have been denominated in U.S. dollars. However, if future transactions are denominated in foreign currencies, the Company may undertake to hedge transactions. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations would not be materially adversely affected by exchange rate fluctuations. In general, certain seasonal factors and patterns impact the level of business activities at different times in different regions of the world. For example, sales in Europe are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These seasonal factors and currency fluctuation risks could have a material adverse effect on the Company's business, financial condition and results of operations. Further, because the Company operates in different countries, the Company's management must address differences in regulatory environments and cultures. Failure to address these differences successfully could be disruptive to the Company's operations and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON SUBCONTRACTORS AND SOLE-SOURCE SUPPLIERS

        The Company relies on subcontractors to manufacture, subassemble, test and ship the Company's products. The Company relies on sole-source suppliers for certain critical components, such as 3Dlabs, Inc. ("3Dlabs") for its graphics acceleration chips, Mitsubishi Electric Corporation ("Mitsubishi") for its graphics acceleration chips and 3DRAM chips and Elec & Eltek Co., Ltd. for its printed circuit boards. In addition, there is a limited availability of certain application specific integrated circuit chipsets that provide VRAM and DRAM memory. The Company procures its components and products through purchase orders and does not have specific requirement agreements with any of its subcontractors or suppliers. Each of the Company's subcontractors and suppliers can cease supplying the services, products or components at any time with no penalty. In the event it becomes necessary for the Company to replace a key subcontractor or supplier, the Company could incur significant manufacturing set-up costs and delays while new sources are located and alternate components are integrated into the design of the Company's products. There can be no assurance that the Company will be able to maintain its current subcontractor and supplier relationships or that the Company will be able to find suitable replacement subcontractors and suppliers, if necessary. Although the Company maintains ongoing efforts to obtain required quantities of products, component shortages may exist from time to time, and there can be no assurance that the Company's current subcontractors and suppliers will continue to provide sufficient quantities of suitable quality product components at acceptable prices. The Company's emphasis on maintaining low inventory may accentuate the effects of any shortages that may result from sole source products or subcontractors. The inability of the Company to obtain product components at their historical cost levels would directly affect the cost of the Company's products. Also, product components may contain undetected errors or "bugs" when first supplied to the Company that, despite testing by the Company, are discovered only after the Company's product has been installed and used by customers. There can be no assurance that errors will not be found in the Company's products due to errors in the product components, or that any such errors will not impair the market acceptance of these products or require significant product recalls. Problems encountered by customers and product recalls could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's ability to respond to greater than anticipated market demand may be constrained by availability of services, products or components. The loss of subcontractors or suppliers or the failure of subcontractors or suppliers to meet the Company's price, quality, quantity and delivery requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL; NEED TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL

        The success of the Company depends to a large extent upon its ability to continue to attract and retain highly skilled personnel. Competition for employees in the high technology sector in general, and in the graphics industry in particular, is intense, and there can be no assurance that the Company will be able to attract and retain sufficient numbers of qualified employees. The Company has recently experienced a significant expansion in the overall level of its business and the scope of its operations, including research and development, marketing, sales, technical support and administration. It may become increasingly difficult to hire, train and assimilate the new employees needed given the market conditions. If the Company is unable to continue to attract and retain sufficient numbers of qualified employees, it may be required to rely on more expensive consultants. To date the Company has not entered into employment agreements with any of its key personnel, although the Company may do so in the future. Additionally, the Company has not required its key personnel to enter into noncompetition agreements with the Company. The Company's inability to retain, attract and assimilate certain members of the executive management team or key employees would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON ISV RELATIONSHIPS

        The Company's business strategy includes developing strategic relationships with major ISVs that serve the 3D graphics market, including Autodesk, Inc. ("Autodesk") and Autodesk's Kinetix division ("Kinetix"), Computer Associates International, Inc., Electronic Data Systems Corporation's ("EDS") Unigraphics division, Matra Datavision S.A., Microsoft Corporation's ("Microsoft") Softimage division, Parametric Technology Corporation ("PTC"), Ricoh Corporation, Structural Dynamics Research Corporation ("SDRC") and Visible Decisions, Inc. The Company has devoted substantial engineering and management resources to developing relationships with its ISV partners. If any of the Company's current or future ISV partners were to cease supporting the Company's products, such action could have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the Company will be able to successfully sustain its relationships or enter into new relationships with major ISVs on terms acceptable to the Company or at all.

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

RISK OF MIGRATION TO THE MOTHERBOARD

        The Company's 3D graphics subsystems function with Personal Workstations to provide additional 3D and 2-dimensional ("2D") graphics performance and functionality. As technology becomes more widely utilized, it may become economically feasible to incorporate certain 3D graphics capabilities onto PC motherboards or into microprocessors. The Company recognizes that migration could occur with respect to the functionality provided by the Company's current products. The Company's success is largely dependent on its ability to continue to develop products which incorporate higher performance technologies and additional functionality which system manufacturers have not yet fully incorporated into PC motherboards or microprocessors. While the Company believes that a market will continue to exist for add-in subsystems that provide additional performance and advanced functionality and that offer flexibility in systems configuration, there can be no assurance that the incorporation of certain 3D and 2D capabilities onto PC motherboards or microprocessors will not adversely affect the market for the Company's products and consequently, the Company's business, financial condition and results of operations could be materially adversely affected.

NEW OPERATING SYSTEMS

        The PC industry has recently been characterized by significant operating system changes, such as the introduction of Windows 95 in 1995 and Windows NT
4.0 in 1996, and the introduction of significant new operating systems components, such as Microsoft's Direct X and ActiveX for Windows 95. Microsoft has also announced new versions of operating systems, Windows 98 and Windows NT 5.0, which are scheduled for release in 1998. New operating systems and operating systems components may require that the Company expend a significant amount of engineering resources to develop software which is compatible with the new operating systems. In addition, the Company may be required to update its existing software for products sold prior to the release of the new operating system to be compatible with the new operating systems in order to maintain customer satisfaction. This effort involves substantial investment in software engineering, compatibility testing and customer technical support investment with limited or no incremental revenue return since these software driver updates are usually provided via electronic distribution free to the Company's installed customer base. In addition, the installation of this software may result in increased customer support calls, thereby generating expenses that do not have offsetting revenue. Moreover, during the introductory period of a major new operating system release, the effort required to support the Company's installed base will reduce the research and development and customer technical support resources available for new products. Furthermore, new operating systems for which the Company prospectively develops driver support may not be successful, or the drivers themselves may not be successful or accepted by customers, and a reasonable financial return on the corollary research and development investment may never be achieved.

MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES OR LOWER PRICES

        The environment in which the Company operates is characterized by rapid new product and technology introductions and generally falling prices for existing products. The Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as the introduction of a new operating system or microprocessor architecture, this may have the effect of delaying customers' purchases of the Company's products thereby negatively impacting the Company's operating results. The substantial publicity by Microsoft of its Windows NT 5.0 upgrade to Windows NT 4.0, which is expected to be publicly available in the third quarter of 1998, Microsoft's Windows 98 upgrade to Windows 95, which is expected to be publicly available in the first quarter of 1998, and Intel's release of its new Pentium II CPU and associated chipset supporting the AGP architecture may cause a delay in customers' purchasing decisions and thereby result in lower revenues and lower results.

        The potential negative impact on the Company's operating results as a result of customer decisions to postpone purchases in favor of new and "publicized" technology can be further magnified if products or components based on such new technology are not available in a timely manner or in sufficient supply to meet the demand caused by the market's shift to the new technology from an older technology. For example, the Company's operating results could be adversely affected if the Company makes poor selections of chip architectures or chip suppliers to pursue its 3D graphics subsystems and, as a result, may be unable to achieve market acceptance of new products or unable to secure a sufficient supply of such components.

        Also, if the Company, one of its competitors or its chip vendor announces a product that the market views as having more desirable features or pricing than the Company's existing products, demand for the Company's existing products may decline even though the new product is not yet available. Similarly, if the Company's customers anticipate that the Company may reduce its prices in the near term, they may postpone their purchases until such price reductions are effected, reducing the Company's near-term shipments and revenue. In general, market anticipation of new products, new technologies or lower prices, even though potentially positive in the longer term, can negatively impact the Company's operating results in the short term.

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

CONCENTRATION OF STOCK OWNERSHIP

        As of September 30, 1997, the Company's directors and officers and their affiliates beneficially owned approximately 50% of the outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

SHARES ELIGIBLE FOR FUTURE SALE

        As of September 30, 1997, the Company had 8,367,774 shares of Common Stock outstanding. As of September 30, 1997, the Company had 2,990,000 shares of Common Stock eligible for sale in the public market. On October 8, 1997, an additional 5,953,991 shares of Common Stock (including approximately 616,062 shares issuable upon exercise of vested options) became eligible for sale. Certain stockholders holding 4,174,458 shares of Common Stock (assuming exercise of outstanding warrants for 30,000 shares of Common Stock) are entitled to registration rights with respect to their shares of Common Stock. If such stockholders, by exercising their demand registration rights, cause a significant number of securities to be registered and sold in the public market, such sales could have an adverse effect on the market price of the Company's Common Stock. Sales of significant amounts of such shares in the public market after October 8, 1997, or the prospect of such sales, could adversely affect the market price of the Common Stock. Such sales also might make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate.

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

PART II.  OTHER INFORMATION

ITEM 2. CHANGES ON SECURITIES AND USE OF PROCEEDS

(f)     Use of Proceeds

        (1) The Company filed a Registration Statement on Form SB-2 (the "Registration Statement"), File No. 333-21343, which was declared effective by the Securities and Exchange Commission on April 10, 1997.

        (2) The offering pursuant to the Registration Statement commenced on April 10, 1997.

        (3)    (i)    The offering has terminated but did not do so before
                      the sale of all securities registered pursuant to the Registration Statement.

               (ii) The managing underwriters of the offering were Cowen & Company, Robertson Stephens & Company LLC and SoundView Financial Group, Inc.

               (iii) Pursuant to the Registration Statement, the Company registered it common stock.

               (iv) From April 10, 1997 to September 26, 1997, the Company incurred $2,523,000 of total expenses in connection with the offering as follows:

                      (1) $1,638,000 in underwriting discounts and commissions; and

                      (2) $885,000 in other expenses (not including finders' fees or expenses paid to or for the underwriters).
                      All of such expenses were direct or indirect payments to others.

               (v) The net offering proceeds to the Company after deducting total expenses in clause (iv) above were $20,292,000.

               (vi) The Company used the net offering proceeds, in direct or indirect payments to others, as follows:

                      (1) approximately $1,748,000 for repayment of indebtedness; and

                      (2)    approximately $18,544,000 for working capital.

                      (Each of these amounts is a reasonable estimate of the amount of the net offering proceeds so applied.)

               (vii) The use of proceeds in clause (vi) does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.


ITEM 6.  EXHIBITS

11.1  Statement Regarding Computation of Net Income (Loss) Per Share

27.1  Financial Data Schedule


SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ACCELGRAPHICS, INC.



Date:   November 6, 1997              /s/ Nancy E. Bush
                                      ------------------------------------------
                                      Nancy E. Bush
                                      Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit    Description

11.1       Statement Regarding Computation of Net Income (Loss) Per Share
27.1       Financial Data Schedule