Form 10-K
period 1998-01-02
ACCELGRAPHICS INC
filed 1998-04-01
CIK 947798

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _____ TO _________

                       COMMISSION FILE NUMBER: 000-221199

                               ACCELGRAPHICS, INC.
             (Exact name of registrant as specified in its charter)


                     DELAWARE                                77-0450627
  (State or other jurisdiction of incorporation or        (I.R.S. Employer
                  organization)                           Identification No.)

                                1873 BARBER LANE
                               MILPITAS, CA 95035
          (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: 408-546-2100

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  [X]   NO  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $22,578,000 as of March 9, 1998, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 8,446,537 shares of the registrant's Common Stock issued and outstanding as of March 9, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on Thursday, May 28, 1998.

    The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto. This annual report on Form 10K, and in particular the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward- looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in "Risk Factors" below. In this report, the words "anticipates", "believes", "expects", "future" and similar expressions identify forward-looking statements. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.   BUSINESS

    AccelGraphics, Inc., a Delaware corporation ("AccelGraphics" or "the Company"), is a leading provider of high-performance, cost-effective, 3-dimensional ("3D") graphics subsystem products for the professional Windows NT and Windows 95 markets. The Company pioneered the development of professional 3D graphics subsystems for use with Microsoft's Windows NT operating system ("NT"). A 3D graphics subsystem integrates graphics acceleration chip(s), specialized hardware, firmware, software and memory. The Company's 3D graphics subsystems, when included in an Intel Pentium, Pentium Pro, Pentium Pro II or Digital Alpha based computer, create a class of computer system called a "Personal Workstation." Personal Workstations, which often sell for less than $10,000, provide capabilities and performance comparable to more expensive 3D graphics RISC/UNIX workstations. In January 1995, AccelGraphics shipped what the Company believes was the first 3D graphics subsystem for NT and currently offers three distinct 3D graphics subsystem product lines.

  The Company's products include a family of 3D graphics subsystems for applications based on OpenGL and other 3D application programming interfaces ("APIs"), such as Autodesk's Heidi and Microsoft's DirectX. Through the Company's extensive experience in 3D algorithms, the interaction of 3D applications with OpenGL and overall 3D graphics system integration, AccelGraphics delivers robust, well-integrated subsystem solutions to the professional 3D graphics market.

  The Company sells its products through original equipment manufacturers ("OEMs") and a worldwide network of value added resellers ("VARs") and distributors. Epson Direct, Gateway 2000, Inc. ("Gateway"), Hewlett-Packard Company ("HP"), Hitachi, Ltd., NEC Corporation ("NEC"), Samsung Electronics Co., Ltd. and Tri-Star Computer Corporation purchase the Company's fully-integrated 3D graphics subsystems for use in high- performance Personal Workstations. The Company also has technical relationships with Intel Corporation ("Intel") and Microsoft Corporation ("Microsoft"), as well as with key component suppliers including 3Dlabs, Inc. ("3Dlabs"), Evans & Sutherland Computer Corporation ("Evans & Sutherland") and Mitsubishi Corporation ("Mitsubishi"). To enhance the performance of applications which use the Company's 3D graphics subsystems, AccelGraphics has developed relationships, some of which include joint engineering projects, with many leading Independent Software Vendors ("ISVs") such as Autodesk, Inc. ("Autodesk") and Autodesk's Kinetix Division ("Kinetix"), Computer Associates International, Inc., Electronic Data System Corporation's ("EDS") Unigraphics division, Matra Datavision S.A., Microsoft Corporation's Softimage, Parametric Technology Corporation ("PTC"), Ricoh Corporation, Structural Dynamics Research Corporation ("SDRC") and Visible Decisions, Inc.

PRODUCTS

  The Company's product offerings include a range of professional 3D graphics subsystems and accelerator software. Today, a majority of the Company's revenues are derived from the AccelSTAR II, AccelPRO MX and AccelECLIPSE product lines. The Company's products support the PCI and AGP buses, and major professional 3D graphics APIs including OpenGL and Direct 3D. The Company's products support NT and in some cases Windows 95. The Company's products have been incorporated into systems that use Intel Pentium, Pentium Pro, Pentium Pro II or Digital Alpha processors. In addition, the Company has developed accelerator software and software utilities that improve the 3D graphics capabilities of ISV applications, including Autodesk's AutoCAD and Mechanical Desktop.

  The Company's principal product lines are summarized below. Estimated Street Prices (United States) prices vary depending on system configuration.

                                    HARDWARE

                                                 Introduction                                      Estimated Street
                               Product Line          Date                  Description                   Price
                               ------------          ----                  -----------                   -----
                            AccelECLIPSE II    November 1997      3D graphics subsystems with       $2,495 - $2,995
                                                                  advanced texture, overlay and
                                                                  anti-aliasing support

                            AccelPRO MX        May 1997           High-performance 3D graphics          $1,495
                                                                  subsystems with hardware
                                                                  texture support

                            AccelSTAR II       October 1997       Entry-level 2D/3D graphics             $279
                                                                  subsystems



                                                                    SOFTWARE

                                                 Introduction                                        Suggested End
                               Product Line          Date                  Description                User Price
                               ------------          ----                  -----------                ----------
                            AccelVIEW 3D       March 1996         Software add-on to Autodesk's          $199
                                                                  AutoCAD to deliver interactive
                                                                  3D graphics


  AccelECLIPSE II- The AccelECLIPSE subsystem is available on either the PCI or Accelerated Graphics Port ("AGP") bus and supports up to 1280 x 1024 resolution, integrated VGA, advanced tri-linear texture MIP mapping hardware, overlays and anti-aliasing. The subsystem incorporates Mitsubishi's 3DPRO chipset, which includes the REALimage architecture from Evans & Sutherland, 15 MB of 3DRAM, an advanced graphics memory chip architected by Mitsubishi, and up to 16 MB of optional texture memory. The AccelECLIPSE subsystem targets high-end visual simulation users, professional animators and CAD designers.

  AccelPRO MX - The AccelPRO MX subsystem supports OpenGL features such as Gouraud shading, anti-aliasing, transparency and advanced features such as hardware texture mapping. The product incorporates the GLINT MX and GLINT Delta chips from 3Dlabs, up to 16 MB of combined VRAM and DRAM memory supporting up to 1280 x 1024 resolution and on-board VGA and requires a PCI bus. The subsystem is targeted to customers who seek a full featured 3D graphics subsystem solution for CAD design, animation and network management applications. The AccelPRO MX replaces the Company's AccelPRO TX product, which the Company stopped manufacturing in the third quarter of 1997.

  AccelSTAR II- The AccelSTAR II is an entry level 2D/3D graphics subsystem that provides competitive 2D capabilities along with leading OpenGL performance and functionality including features such as Gouraud shading, texture mapping and transparency. It includes an on-board VGA and triangle set up capabilities. The 2D/3D graphics subsystem sells for a price comparable to a high-end 2D graphics subsystems. The AccelSTAR II incorporates the Permedia2 chip from 3Dlabs and up to 8 MB of total memory and is available on either the PCI or AGP bus.

  AccelVIEW 3D - AccelVIEW 3D enables users of AutoCAD Release 13c4 on NT or Windows 95 to perform dynamic interactive design and viewing on any database that has been created with AutoCAD. With AccelVIEW 3D, users are able to quickly render single parts or assemblies, as well as dynamically manipulate and seamlessly interact with and edit wireframe, hidden-line and shaded models. AccelVIEW 3D is tightly integrated with AutoCAD and operates as if it were a standard part of the application. AccelVIEW 3D can work either with or without an add-on 3D subsystem card.

The following is a glossary of product terms:

    Anti-Aliasing: a technique used to reduce the jagged or stair-step appearance of lines displayed on the screen.

    API (Application Program Interface): the language and message format used by a program to activate and interact with functions in another program or in the hardware.

    Bits of Color: related data that provides the information to identify the color in the display.

    Gouraud Shading: a display technique used to create a continuous transition of color across a surface as well as create a smoother overall appearance of an illuminated surface.

    Hidden-Line Removal: the portions of a wireframe object which are hidden from view when looking at an object.

    Overlay: multiple layers of images displayed on top of each other.

    Pixels: the smallest unit of a computer screen image; dots.

    Render: the act of displaying on the screen the solid 3D image calculated by the software application.

    Texture Mapping: the process of applying a pre-determined image to a surface (i.e. applying a picture of a brick building facade to a shape representing a wall).

    Tri-Linear MIP (Multi In Partem-Latin) Mapping: a rendering technique used to improve the appearance of a textured surface when viewed at a given distance combined with a technique for improving the appearance of a textured surface.

    Tri-Linear Texture: 3-dimensional images that are used to modify the color of fragments.

    VRML (Virtual Reality Model Language): a universal description language which allows navigation through 3-dimensional sites that are placed on the World Wide Web.

    Wireframe: an outline of a solid image.

    Z-Buffer: a memory storage area used to keep depth information for every pixel on the display.

TECHNOLOGY AND CORE COMPETENCIES

   AccelGraphics invests in several key technologies and believes the Company possesses skills in the various disciplines and technology areas which are necessary for developing professional 3D computing products. These competencies include:

  OpenGL 3D Expertise. The Company enhances its products by combining its proprietary high-performance 3D OpenGL software technology with the OpenGL software provided by its suppliers of 3D graphic processors. The Company has invested thousands of engineering hours in its version of the OpenGL software library, which currently contains four times more lines of code than the original sample implementation made available by Silicon Graphics, Inc. ("SGI"). The Company optimizes the performance of its OpenGL software library by eliminating much of the testing and branching required to process data and instruction streams, while adding routines optimized for various application profiles. This effort has resulted in what the Company believes is the fastest and most stable version of OpenGL available for Windows NT.

  Software Systems Integration. The Company has invested in the development and expansion of the "transport layer" of software that manages the direct interfaces associated with various parts of the overall system. Such parts of the system include the virtual memory manager, the CPU and its timing, the PCI bus implementation, the graphic board and chips, data buffer size specifications and management, specific system configuration issues, NT register settings and other device driver components. To ensure error-free operation with maximum performance, the Company continually modifies and optimizes its software to properly integrate with the various systems and applications that utilize the Company's 3D graphics subsystems.

  3D Development Tools. The Company has developed tools to determine how applications operate and how they utilize the 3D graphics pipeline. Using these proprietary development tools, AccelGraphics' engineers gain an understanding of the structure and function of an application enabling them to optimize the API, graphics libraries and hardware to efficiently process commands from each application. The Company has developed specific features for, and optimized the performance of, its software and its hardware with the goal that key applications will perform better with its 3D graphics subsystems than with competitive solutions.

  Hardware Design and Systems Engineering. The Company's three distinct 3D graphics subsystem product lines have been designed and introduced in the past two years. An in-depth understanding of the importance of layout, trace lines, memory interaction, chip characteristics, software implementation, BIOS technologies and bus technology all contribute to building products and systems that deliver reliable performance. By focusing on system level design, the Company's 3D graphics subsystems integrate easily into Personal Workstations.

  2D and 3D Expertise. In addition to the Company's 3D expertise, the Company has extensive experience and maintains active software development efforts in 2D graphics. The Company believes experience and competency in the smooth implementation and interaction of 2D with 3D delivers a more robust solution to a broader range of users.

STRATEGIC RELATIONSHIPS

    The NT workstation market is comprised of many vendors collaborating to produce a complete solution for end users. The Company has developed close strategic relationships with key companies in this market and participates in industry consortiums from several market segments. AccelGraphics believes these relationships provide access to the leading-edge information and technology that the Company needs to remain at the forefront of this rapidly changing market.

  The Company has technical relationships with Intel and Microsoft, as well as with key component suppliers, including 3Dlabs, Mitsubishi, Cirrus Logic, Inc. and Evans and Sutherland. These relationships include joint engineering development and have often resulted in modifications to suppliers' product features and performance through architectural review and early product evaluation.

  The Company maintains relationships, some of which include joint engineering projects, with many leading ISVs such as Alias|Wavefront, Autodesk and Kinetix, Dassault Systemes S.A., EDS Unigraphics, Matra Datavision S.A., Microsoft's Softimage, PTC, SDRC, Sense8 Corporation, SolidWorks Corporation and Visible Decisions, Inc. Examples of such joint engineering products include support of OpenGL graphics extensions for PTC's Pro/ENGINEER, developing Windows NT "overlay plane" support with engineers from Microsoft's Softimage group, software development and engineering assistance with SDRC's migration from UNIX to NT, and developing and then licensing 3D technology to power Autodesk's Mechanical Desktop. By providing resources and assisting its ISV partners in their transition to NT, the Company has often gained a period of market advantage for new NT applications. This advantage results from the Company's 3D graphics subsystems often being the first subsystem certified by the ISV and sometimes the only subsystem supported by the application for an exclusive period of time.

  To develop advanced knowledge and influence the direction of new technologies and products, the Company is actively involved in various technology consortiums, industry standards organizations and special interest groups. The Company's engineers are active in the OpenGL Architectural Review Board, the VRML Consortium, the PCI Special Interest Group, the AGP Implementors Forum and the Video Electronics Standards Association ("VESA").
  .
3D PROFESSIONAL MARKETS AND APPLICATIONS
  The Company focuses on the professional 3D graphics market and has engineered 3D solutions to support its ISV partners. In many cases, the Company's products were the first NT-based products supported by these ISVs. The following table illustrates various 3D market segments. Identified within each market segment are selected ISVs, their 3D software applications and examples of customers using the respective applications.



  --------------------------------------------------------------------------------------------------------------------------------

                     ISV                                      APPLICATION                       ISV CUSTOMER EXAMPLES

  --------------------------------------------------------------------------------------------------------------------------------
  MECHANICAL COMPUTER AIDED DESIGN -- Design of products prior to manufacturing
  Autodesk                                              Mechanical Desktop                       Siemens, Wisne Design
  EDS                                                   Unigraphics II                           General Motors
  Matra Datavision S.A.                                 Prelude Design                           Renault
  PTC                                                   Pro/ENGINEER                             Caterpillar, John Deere
  SolidWorks Corporation                                SolidWorks 97                            Lockheed Martin, Alcoa
  SDRC                                                  I-DEAS Master Series                     Ford Motor
  --------------------------------------------------------------------------------------------------------------------------------
  ENGINEERING ANALYSIS -- Verification of structural, vibration and thermal integrity
  Altair Computing, Inc.                                HyperMesh                                Chrysler, Nissan Motor
  ANSYS, Inc.                                           ANSYS                                    General Electric, 3M
  Mechanical Dynamics Incorporated                      Adams                                    Caterpillar

  --------------------------------------------------------------------------------------------------------------------------------

                      ISV                                    APPLICATION                       ISV CUSTOMER EXAMPLES

  --------------------------------------------------------------------------------------------------------------------------------
  ANIMATION AND MULTIMEDIA AUTHORING --  video games, commercials
  Kinetix                                               3D Studio MAX                      Mindscape, DreamWorks
  Microsoft                                             Softimage 3D                       Industrial Light & Magic, Sony
  NewTek, Inc.                                          LightWave 3D                       LucasArts Entertainment, Digital Domain
  --------------------------------------------------------------------------------------------------------------------------------
  ARCHITECTURE, ENGINEERING AND CONSTRUCTION -- Plant design, maintenance, and architectural design
  Bentley Systems, Inc.                                 MicroStation 95 and SE             Amoco, Dow Chemical Incorporated
  CADCENTRE, Ltd.                                       Plant Design Maintenance           Brown & Root, British Nuclear Fuels
  EA Systems Inc.                                       Plant Walk                         Mitsui Engineering
  --------------------------------------------------------------------------------------------------------------------------------
  VISUALIZATION -- Representation of complex data such as that from Medical, Geospatial, or Oil and Gas applications
  Advanced Visual Systems, Inc.                         AVS Express                        NASA, Sandia National Laboratories
  --------------------------------------------------------------------------------------------------------------------------------
  FINANCIAL VISUALIZATION -- Decision support for financial analysis
  Visible Decisions, Inc.                               Discovery                          Canadian Imperial Bank
  --------------------------------------------------------------------------------------------------------------------------------
  SIMULATION AND TRAINING SYSTEMS -- Flight training, driver education and corporate training
  Sense 8 Corporation                                   World Tool Kit                     Amoco, BMW
  --------------------------------------------------------------------------------------------------------------------------------

CUSTOMERS, SALES AND MARKETING

  Sales. The Company's sales efforts consist of a combination of direct sales to OEMs and a worldwide network of distributors and VARs. The Company maintains a wholly owned subsidiary, AccelGraphics Deutschland GmbH, to market its products in Europe. As of December 31, 1997, direct sales, marketing and support staff totaled 22 people located in Northern California, Southern California, New Jersey, Ohio and Wiesbaden, Germany. Asia Pacific sales are directed by the Vice President of Asia Pacific Sales out of the Company's Milpitas headquarters. Revenues from HP and the Company's former customer, Digital Equipment Corporation ("Digital"), accounted for 36% and 22%, respectively, of revenues in 1997, and 23% and 28%, respectively, of revenues in 1996. Since the second quarter of 1997, Digital has not purchased any of the Company's products. The Company does not expect that revenues from Digital, if any, will comprise a significant portion of the Company's future revenue. International sales revenues represented approximately 46% and 31% of revenues in 1997 and 1996, respectively.

  OEMs. The Company and its distributors sell fully-integrated 3D graphics subsystems to HP, Gateway, Hitachi Ltd., Acer America, Inc., NEC America, Aspen Computer, Carrera Computer and Tri-Star Computer Corporation for use in high-performance Personal Workstations. AccelGraphics works closely with its OEM customers to ensure the complete testing of the Company's 3D graphics subsystems within their Personal Workstations to achieve maximum system performance and error-free integration. Revenues from OEMs accounted for approximately 68% and 57% of the Company's revenues in 1997 and 1996, respectively.

  The Product Purchase Agreement with HP provides for HP to supply the Company non-binding forecasts of HP's requirements for products, and the Company to provide HP product warranty and product support, indemnification and certain manufacturing rights in the event the Company is declared bankrupt or goes into receivership or is unable to supply HP with specified quantities of products due to a cause not associated with the negligence of either party.

  Distributors and VARs. The Company distributes its products in 32 countries through a network of distributors and VARs. The Company sells its products in the United States through large VARs such as JAR Associates and Rand Technologies. Distributors include Ingram Micro, MicroSouth, Inc., Pioneer-Standard Electronics, Inc. and Wyle Electronics in the United States, Performance Graphics, Ltd., and Noesse Datentechnik in Europe and Memorex Telex Japan, Ltd. in Asia Pacific. Revenues from distributors and VARs accounted for 32% and 43% of the Company's revenues in 1997 and 1996, respectively.

  The Company grants certain of its distributors price protection and limited rights of return with respect to products purchased by them. The short product life cycles of the Company's products and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the 3D graphics subsystems market could result in significant product returns or price protection claims.

  Marketing. The Company's marketing efforts consist primarily of advertising in targeted trade publications, exhibiting at industry trade shows and joint marketing activities with ISVs. The Company's collaborative marketing efforts include mailings by the ISVs to their customers on the behalf of the Company and inclusion of the Company's promotional literature with the ISVs software distributions. The Company also participates in joint demonstrations and pilot programs and seeks to obtain reviews of its products in leading trade publications such as Pro/E The Magazine, NT Studio and CADalyst.

  Customer Support. The Company utilizes the Sutherland Group ("SG") for initial support within the United States for VARs, distributors and end users. The Company maintains its own in-house pre- and post-sale support staff to provide support for the rest of the world, OEM support and extended support for the United States. In addition, the Company utilizes its Internet site as well as e-mail exchange to support its customers. The Company generally provides a three-year warranty for its products. In general, the Company's return policy permits return within five days after receipt of products that do not meet product specifications.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased to $4.5 million in 1997 from $2.7 million in 1996, representing approximately 13% and 14% of revenues, respectively. The Company believes that continued investment in research and development is critical to the Company's success. The Company's research and development organization consisted of 20 employees as of December 31, 1997.

  The Company's hardware development efforts are focused on the design and testing of new products incorporating advanced components into high performance accelerators that make efficient use of the PCI and AGP busses, system BIOS architectures, and graphic libraries. The hardware development team combines 2D and 3D graphic processors, RAMDACS, graphic memory chips and firmware into integrated, efficient graphics accelerators.

  Software development efforts are focused on development of software and firmware drivers to enhance the performance of applications and support for new graphics accelerator chips that may be incorporated in future products. From time to time, the Company also employs outside consultants to assist with the development of specific projects.

  The Company dedicates certain engineering personnel to its ISV partners to optimize their applications with the Company's accelerator products. The dedicated engineering personnel may work directly on-site with the ISV engineering development team on development of the next generation of ISV products. The Company also works with suppliers of graphics chip sets to specify the next generation of requirements and components for the Company's new products. The Company coordinates with leading personal computer and NT workstation hardware and operating system vendors to remain abreast of emerging industry trends and opportunities.

  The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. The Company's success will be substantially dependent upon its ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functionality that meet changing customer requirements. The Company's business would be adversely affected if the Company were to incur delays in developing new products or enhancements, or if such products or enhancements did not gain widespread market acceptance. The Company's business would also be adversely affected if it were to select new chipsets from among those chipsets offered by its various semiconductor vendors, new chipsets that do not perform favorably on a price-performance basis compared to competing products or if a vendor experiences delays in the production of a chipset which the Company has selected for one of its products. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete. The Company must continually assess emerging technologies and standards, and evolving market needs, and must continually decide which technologies and product directions to pursue. If the Company were to focus its efforts on technologies, standards or products that do not meet emerging end user needs and do not achieve market acceptance, the Company could miss one or more product cycles. In such an event, the Company's business, financial conditions and results of operations would be adversely affected.

MANUFACTURING

  All manufacturing and testing is completed by contract manufacturers, located in Singapore and Chicago, Illinois, on a turnkey basis. This turnkey assembly enables the Company to avoid the cost of owning and operating a manufacturing facility while adding flexibility to the manufacturing process. The Company does not have contractual commitments with these subcontractors and therefore these subcontractors are not obligated to supply assemblies, products or services to the Company for any specific time or at any specific price, except as provided for by specific purchase orders. Although at present there is an abundance of turnkey manufacturing in the world, there is no guarantee this situation will continue. Some long lead time and sole-sourced items are forecasted and purchased by the Company and are sold to the turnkey vendors upon demand. Quality auditing and root cause failure analysis are performed by the Company to maintain quality.

The Company generally negotiates prices with vendors on key components and assigns such pricing to its contract manufacturers, while receiving the benefit of the subcontractors' volume purchase prices on the more standard parts.

  The Company relies on subcontractors to manufacture, subassemble, test and ship the Company's products. The Company relies on sole-source suppliers for certain critical components, such as 3Dlabs for its graphics acceleration chips, Mitsubishi for its graphics acceleration chips and 3DRAM/CDRAM chips, Texas Instruments Incorporated for its RAMDAC chips, Cirrus Logic Inc. for its VGA chips and Elec & Eltek Co., Ltd. for its printed circuit boards. In addition, there is a limited availability of certain application specific integrated circuit chipsets that provide VRAM and DRAM memory. The Company procures its components and products through purchase orders and does not have specific requirement agreements with any of its subcontractors or suppliers. Each of the Company's subcontractors and suppliers can cease supplying the services, products or components at any time with no penalty. In the event it becomes necessary for the Company to replace a key subcontractor or supplier, the Company could incur significant manufacturing set-up costs and delays while new sources are located and alternate components are integrated into the design of the Company's products. There can be no assurance that the Company will be able to maintain its current subcontractor and supplier relationships or that the Company will be able to find suitable replacement subcontractors and suppliers, if necessary. Although the Company maintains ongoing efforts to obtain required quantities of products, component shortages may exist from time to time, and there can be no assurance that the Company's current subcontractors and suppliers will continue to provide sufficient quantities of suitable quality product components at acceptable prices. The Company's emphasis on maintaining low inventory may accentuate the effects of any shortages that may result from sole source products or subcontractors. The inability of the Company to obtain product components at their historical cost levels would directly affect the cost of the Company's products. Also, product components may contain undetected errors or "bugs" when first supplied to the Company that, despite testing by the Company, are discovered only after the Company's product has been installed and used by customers. There can be no assurance that errors will not be found in the Company's products due to errors in the product components, or that any such errors will not impair the market acceptance of these products or require significant product recalls. Problems encountered by customers and product recalls could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's ability to respond to greater than anticipated market demand may be constrained by availability of services, products or components. The loss of subcontractors or suppliers or the failure of subcontractors or suppliers to meet the Company's price, quality, quantity and delivery requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS

  Although the Company has three patent applications filed in the United States, these claims are not related to the Company's current product lines. Instead, the Company relies exclusively on trade secret and copyright protection for its proprietary technology. Despite the Company's precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technologies without authorization or to develop competing technologies independently. Furthermore, the laws of certain countries in which the Company does business, including countries in which the Company does a significant amount of business, such as the United Kingdom and Germany, may not protect the Company's software and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. If unauthorized copying or misuse of the Company's products were to occur to any substantial degree, or if a competitor of the Company were to effectively duplicate the Company's proprietary technology, the Company's business, financial condition and results of operations would be materially adversely affected. Furthermore, while the Company requires employees and consultants to enter into confidentiality agreements, there can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets. Certain technology used in the Company's products is licensed from third parties, generally on a non-exclusive basis. The termination of any such license, or the failure of any third party licensor to adequately maintain or update its product, could result in delay in the Company's ability to ship its products while it seeks to implement technology offered by alternative sources, if any. Any required replacement licenses could prove to be either unavailable or costly.

  While the Company has not received notices from third parties alleging infringement claims that the Company believes would have a material adverse effect on the Company's business, there can be no assurance that third parties will not claim that the Company's current or future products or manufacturing processes infringe the proprietary rights of others. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

COMPETITION

  The market for 3D graphic accelerators is extremely competitive and subject to rapid change. The Company expects competition to increase in the future from existing competitors and from new market entrants with products that may be less costly than the Company's products or provide better performance or additional features not currently provided by the Company. For example, SGI has recently announced its intention to develop products which operate under the Windows NT operating system; Intel has recently entered into an agreement with Digital to purchase Digital's semiconductor manufacturing operations cross-license certain patents; and Compaq and Digital are in the process of combining into one company. The Company competes with the following three major groups: professional 3D graphics board companies (including Intergraph Corporation and Dynamic Pictures, Inc.), RISC/UNIX workstation companies (including Sun Microsystems, Inc. ("Sun") and SGI) and traditional volume PC board suppliers (including ELSA GmbH, Diamond Multimedia Systems, Inc., Matrox Electronic Systems Ltd. and STB Systems Inc.). A variety of potential actions by any of the Company's competitors could have a material adverse effect on the Company's business, financial condition and results of operations. Such actions may include reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products, product giveaways, product bundling or other competitive actions.

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

EMPLOYEES

  As of December 31, 1997, the Company had 60 employees, including 22 in sales, marketing and customer support, 22 in research and development and 16 in finance, administration and operations. The Company has entered into employment agreements with certain of its officers, which provisions include acceleration of vesting of stock options and termination benefits, in the event of certain changes in control of the Company's ownership. None of the Company's employees are represented by a labor union. The Company has not experienced work stoppages and believes it has a good relationship with its employees. As competition for qualified personnel in the industry in which the Company competes is intense, the Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. See "Risk Factors - Dependence on Key Personnel; Need to Attract and Retain Highly Skilled Personnel."


ITEM 2.  PROPERTIES.

  The Company's principal facilities occupy approximately 25,000 square feet in Milpitas, California, pursuant to a lease which expires in May 1999. In addition, the Company subleases a sales and support facility in Wiesbaden, Germany. The Company believes its current facilities are adequate to meet its needs through the next 12 months.


ITEM 3.  LEGAL PROCEEDINGS.

  There are no material pending or threatened legal proceedings against the Company. The Company from time to time is involved in routine legal matters incident to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended January 2, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock has been traded in the over-the counter market under the Nasdaq symbol ACCL since the Company's initial public offering on April 10, 1997. Prior to the initial public offering, no public market existed for the Common Stock.

  The prices per share reflected in the table represent the range of high and low closing price in the Nasdaq National Market System for the time period or quarter indicated.

                                                                HIGH         LOW
                                                              ---------    --------
Period from April 10, 1997 to June 30, 1997 *                 $   13.88    $   4.13
Third quarter ended September 30, 1997 *                      $    9.75    $   4.13
Fourth quarter ended December 31, 1997 *                      $    6.63    $   3.19

* The Company operates under a 52-53 week fiscal year with thirteen week quarters that end on the Friday closest to calendar quarter end. For convenience of presentation, price per share information has been shown as ending on the last date of the calendar quarter.

    Historically, the Company has not paid cash dividends on its Common Stock and there is no plan to pay dividends in the future.

    The Company had approximately 1,800 stockholders of record as of March 9, 1998.


ITEM 6.  SELECTED FINANCIAL DATA.


                                                                               YEAR ENDED DECEMBER 31,
                                                                          1997          1996           1995
                                                                        --------      --------      --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
    Revenues ......................................................     $ 33,509      $ 18,671      $  3,911
    Cost of revenues ..............................................       23,171        12,077         2,501
                                                                        --------      --------      --------

    Gross profit ..................................................       10,338         6,594         1,410
                                                                        --------      --------      --------

    Operating expenses:
         Research and development .................................        4,493         2,663         2,618
         Sales and marketing ......................................        4,815         3,635         2,154
         General and administrative ...............................        1,909         1,131         1,039
                                                                        --------      --------      --------

           Total operating expenses ...............................       11,217         7,429         5,811
                                                                        --------      --------      --------

    Loss from operations ..........................................         (879)         (835)       (4,401)
    Interest expense ..............................................          (72)         (145)         (183)
    Interest and other income, net ................................          855            48           119
                                                                        --------      --------      --------

    Net loss ......................................................     $    (96)     $   (932)     $ (4,465)
                                                                        ========      ========      ========

    Basic and diluted net loss per share ..........................     $  (0.02)     $  (1.09)     $  (9.15)
                                                                        ========      ========      ========

    Shares used to compute basic and diluted net loss per share (1)        6,103           854           488
                                                                        ========      ========      ========

(1) See Note 1 of Notes to Consolidated Financial Ssttements for an explanation of the determination of shares used in computing net loss per share.

                                                                DECEMBER 31,
                                                             1997        1996
                                                           -------     -------
                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
    Cash and cash equivalents ........................     $ 9,367     $ 2,979
    Short-term investments ...........................       6,526         -
    Working capital ..................................      21,876       5,030
    Total assets .....................................      28,309       8,439
    Long term obligations ............................         482       1,782
    Mandatorily redeemable convertible preferred stock         -         8,930
    Total stockholders' equity (deficit) .............      24,265      (5,170)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         AccelGraphics, Inc. designs, develops and markets high-performance, cost-effective, 3-dimensional ("3D") graphics subsystems, software accelerators and application utility software products for the professional Windows NT and Windows 95 markets. The Company commenced operations in late 1994.

         The Company's graphic subsystems include the AccelECLIPSE, AccelPRO, and AccelSTAR product lines, while the Company's application utility software includes the AccelVIEW product.

         The Company's customers include OEMs, distributors and VARs. Revenues from product sales are generally recognized upon shipment, less an allowance for estimated future returns and exchanges. The Company's gross margin has varied with the mix of revenues by sales channel, as OEM revenues generally yield lower gross margins, and because of competitive pricing pressures.

         The Company has increased its research and development, sales and marketing and administrative capabilities since its inception and expects to expand such capabilities in the future. The anticipated increase in the Company's operating expenses caused by this expansion could have a material adverse effect on the Company's operating results if revenues and gross profit do not increase at an equal or greater rate. Also, the Company's expenses for these and other activities are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Although the Company has experienced significant annual revenue growth since its inception, the Company does not believe that such growth rates are sustainable. In the third quarter of 1997, revenues declined by 58% from the second quarter of 1997 and revenues for the fourth quarter of 1997 were 16% lower than revenues in the fourth quarter of 1996; consequently, past or current revenue growth rates may not be indicative of future revenue growth, if any, or future operating results. The Company has incurred losses in each year since its inception. Although the Company has been profitable on a quarterly basis, it has incurred losses during the last two quarters of 1997 and there can be no assurance that the Company will regain profitability on a quarterly basis or will achieve profitability on an annual basis. The Company's limited operating history makes the prediction of future operating results difficult, if not impossible.

RESULTS OF OPERATIONS

         The following table sets forth selected items of the Company's consolidated statement of operations as a percentage of revenues for the periods indicated:

                                                     YEAR ENDED DECEMBER 31,
                                                1997          1996          1995
                                                -----         -----         -----
Revenues ..............................         100.0%        100.0%        100.0%
Cost of revenues ......................          69.1          64.7          63.9
                                                -----         -----         -----
Gross profit ..........................          30.9          35.3          36.1
                                                -----         -----         -----

Operating expenses:
    Research and development ..........          13.4          14.3          66.9
    Sales and marketing ...............          14.4          19.5          55.1
    General and administrative ........           5.7           6.0          26.6
                                                -----         -----         -----
    Total operating expenses ..........          33.5          39.8         148.6
                                                -----         -----         -----

Loss from operations ..................           2.6)         (4.5)       (112.5)
Interest expense ......................          (0.2)         (0.8)         (4.7)
Interest and other income, net ........           2.5           0.3           3.0
                                                -----         -----         -----
Net loss ..............................          (0.3)%        (5.0)%      (114.2)%
                                                =====         =====         =====


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Revenues
  Revenues increased by 79% to $33.5 million in 1997 from $18.7 million in 1996 and by 377% from $3.9 million in 1995. The increases were primarily due to increased sales of its AccelPRO and AccelPRO TX product lines in 1996 and 1997 and sales of its AccelECLIPSE and AccelSTAR products, which were introduced in 1997.

  Revenues from product sales are generally recognized upon product shipment, less an allowance for estimated future returns and exchanges. Provision for the estimated costs of providing technical support services and future warranty obligations for the Company's products are recorded as a cost of revenues upon recognition of related revenues.

  Revenue from software licenses and royalty agreements ("License Revenues"), which were 3% of the Company's revenues in 1997, are generally the result of one-time or short-term agreements and generally do not extend beyond one year. License Revenues generally yield high gross margins. To the extent that the Company is unable to sustain current levels of License Revenues, or if License Revenues were to increase, this would have an accentuated impact on the Company's gross margins.

  International revenues increased by 165% to $15.4 million in 1997 from $5.8 million in 1996 and by 582% from $850,000 in 1995, representing 45.8%, 31.0%, and 21.7%, respectively, of revenues. The increase in international revenues is primarily a result of an increase in sales of the Company's products in Europe and, to a lesser extent, in Asia Pacific. Revenues from the Company's international customers are generally denominated in United States dollars. Although the effects of currency fluctuations have been insignificant to date, there can be no assurance that such fluctuations will not be significant in the future. See "Risk Factors -- International Revenues."

  Revenues from HP and the Company's former customer, Digital, accounted for 36.4% and 22.4%, respectively, of revenues in 1997, and 22.8% and 27.9%, respectively, of revenues in 1996. Revenues from the Company's former customer, NeTpower, Inc. ("NeTpower"), accounted for 16.6% of revenues in 1995. Revenues from NeTpower have been insignificant subsequent to 1995. The inability to obtain major customer relationships, the loss of any major customer, or the delay in or reduction of orders from such customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Reliance on Third Party Distribution and Major OEMs."

Gross Profit
  Gross profit increased by 57% to $10.3 million in 1997 from $6.6 million in 1996 and by 368% from $1.4 million in 1995, representing 30.9%, 35.3% and 36.1%, respectively, of revenues in 1997, 1996 and 1995. The absolute dollar increase in gross profit resulted from increased revenues, while the decline in gross margin is primarily due to an increased proportion of sales to OEMs, which generally yield lower margins, competitive pricing pressures and significantly lower gross margins during 1997 on the Company's maturing AccelPRO TX product. The Company expects that gross margins may decrease over time as a result of competitive pricing pressures and changes in sales channel and product mix.

  The Company's gross margin is affected by many factors, including the sales channel mix, sales to OEMs which generally yield lower gross margins, the mix of products sold, competitive pricing pressures, introductions of new products and the availability, reliability and cost of components and products from the Company's subcontractors and suppliers. In addition, the Company orders products in advance of planned shipments and, due to rapid technological changes or other factors such as customers curtailing or changing timing or mix of orders, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's operating results, as the Company may be unable to adjust its purchases from its subcontractors and suppliers to match such customers' changes and cancellations. See "Risk Factors -- Dependence on Subcontractors and Sole-Source Suppliers" and "-- Significant Variability in Quarterly Results."

Operating Expenses
  Research and Development. Research and development expenses increased by 69% to $4.5 million in 1997 from $2.7 million in 1996 and by 4% from $2.6 million in 1995, representing 13.4%, 14.3% and 66.9%, respectively, of 1997, 1996 and 1995 revenues. Research and development expenses consist primarily of personnel costs and other personnel-related expenses, including the services of outside consultants. The increase in research and development expenses in 1997 was primarily due to increased personnel and related costs to support new product development activities. In 1996, research and development expenses were positively impacted by the receipt of a $190,000 non-recurring engineering fee from a technical partner to facilitate the development of the Company's AccelPRO product line. Research and development expenses during 1995 were negatively impacted by a heavy reliance on consultants, who are generally more expensive than employees. The Company anticipates that research and development expenses will increase in absolute dollars as the Company continues to add research and development personnel and support for new product development activities.

  Sales and Marketing. Sales and marketing expenses increased by 32% to $4.8 million in 1997 from $3.6 million in 1996 and by 68.8% from $2.2 million in 1995, representing 14.4%, 19.5% and 55.1%, respectively, of 1997, 1996 and 1995 revenues. Sales and marketing expenses consist primarily of salaries, commissions, marketing expenses and technical support for the sales organization. The absolute dollar increase in sales and marketing expenses was due primarily to the expansion of the Company's sales efforts in the United States, Europe and the Asia Pacific, as well as increased marketing and public relations activities related to the Company's products. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars as the Company expands its sales force and marketing activities in both Europe and Asia Pacific as well as within the Americas.

  General and Administrative. General and administrative expenses increased by 69% to $1.9 million from $1.1 million in 1996 and by 8.9% from $1.0 million in 1995, representing 5.7%, 6.0% and 26.6%, respectively, of 1997, 1996 and 1995 revenues. Increased general and administrative expenses were due primarily to increased staffing and other costs incurred to support the Company's growth and the added cost of being a public company. The Company anticipates that general and administrative expenses may increase in absolute dollars to support the Company's expansion.

Interest Expense
  Interest expense decreased to $72,000 in 1997 from $145,000 in 1996 and from $183,000 in 1995. This expense is primarily attributable to the Subordinated Convertible Note Payable to Kubota (the "Kubota Note"), as well as capital leases and the Company's term loan with a bank. The decrease in 1997 was the result of the repayment of the Kubota Note in April 1997 and in 1996 was primarily related to the conversion to preferred stock, which was converted in Common Stock at the initial public offering, of one half of the original principal balance on the Kubota Note in June 1995. The Company anticipates that interest expense will increase as the Company continues to borrow under the term loan.

Interest and other income, net
  Interest and other income, net increased to $855,000 in 1997 from $48,000 in 1996 and from $119,000 in 1995. Interest and other income, net is primarily comprised of interest income on the Company's cash, cash equivalents and investments. The increase in 1997 is attributable to increased levels of cash, cash equivalents and investments, primarily due to proceeds from the Company's initial public offering in April 1997.


  The Company recorded state minimum tax expense of $5,000 for 1997 and no provision for income taxes in 1996 or 1995 as it incurred losses. At December 31, 1997, the Company had approximately $1.8 million of federal net operating loss carryforwards available to offset future taxable income. Future annual use of these carryforwards may be limited as a result of ownership change limitations.

  At December 31, 1997, the Company had approximately $2.2 million of deferred tax assets, comprised primarily of reserves not currently deductible for tax purposes and net operating loss and credit carryforwards. The Company believes the available objective evidence creates sufficient uncertainty regarding the realizability of such deferred tax assets; therefore, a full valuation allowance has been recorded. The factors considered include the Company's history of losses, the lack of carryback capacity to realize deferred tax assets, the limitation on the annual utilization of net operating loss carryforwards, the uncertainty of the development of the products and markets in which the Company competes and the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology. The Company believes that based on the currently available evidence, it is more likely than not that the Company will not generate sufficient taxable income to realize the Company's deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

  In April 1997, the Company completed an initial public offering of 2,535,000 shares of the Company's Common Stock at $9.00 per share for net proceeds of $20.3 million. Prior to the initial public offering, the Company financed its operations primarily through private sales of $7.3 million of Redeemable Convertible Preferred Stock and Common Stock, the issuance of $3.3 million of convertible debt and, to a lesser extent, credit lines. Cash used in operations was $3.6 million, $1.3 million and $4.6 million in 1997, 1996 and 1995, respectively. Net cash used in operations for 1997 was primarily due to increases in accounts receivable of $2.2 million and inventory of $2.1 million, offset in part by an increase in accounts payable of $600,000. Net cash used in operations for 1996 was primarily due to the net loss of approximately $930,000 and a $3.3 million increase in accounts receivable which was partially offset by a decrease in inventories and increases in accounts payable, accrued liabilities and customer deposits. For 1995, net cash used in operations was due primarily to the net loss of $4.5 million and increases in accounts receivable and inventories associated with higher revenues, which were partially offset by an increase in accounts payable and other liabilities.

  Net cash used in investing activities was $9.2 million in 1997, comprised primarily of purchases of $8.5 million of investments and $700,000 of property and equipment. In each of 1996 and 1995, cash of approximately $250,000 was used primarily for the purchase of property and equipment. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. Net cash provided by financing activities was $19.2 million, $3.2 million and $4.1 million in 1997, 1996 and 1995, respectively, due primarily to proceeds from the issuance of Common and Preferred Stock.

  The Company has not invested in derivative securities or any other financial instrument that involves a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will continue to be invested in investment-grade, interest- bearing securities.

  At December 31, 1997, the Company had $15.9 million in cash, cash equivalents and short-term investments as well as approximately $2 million of available for sale long-term investments. The Company has borrowing facilities of $4.0 million with a bank, of which $549,000 in loans and $1.1 million of standby letters of credit to vendors are outstanding. The borrowings bear interest at rates between 8.75% and 9.0%, are secured by all of the Company's assets and require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also restrict the Company's ability to pay cash dividends. As a result of the loss incurred in the third quarter of 1997, the Company was in violation of certain debt covenants; however, the bank waived such covenants. The $3 million line of credit portion of the borrowing facilities expires in December 1998.

  The Company believes that existing cash, cash equivalents and short-term investments of $15.9 million and its available borrowing facilities will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through bank borrowings and public or private sales of its securities, including equity and debt securities. The Company's future capital requirements will depend on numerous factors, including, without limitation, the success of marketing, sales and distribution efforts, market acceptance of the Company's products, the progress of its research and development programs, the costs involved in defending and enforcing intellectual property rights, competition, competing technological and market developments, and the effectiveness of product commercialization activities and arrangements. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms or at all.

RISK FACTORS

   In addition to other information in this Form 10-K, the following are important factors that should be considered carefully in evaluating the Company and its business.

LIMITED HISTORY OF PROFITABILITY AND UNCERTAINTY OF FUTURE FINANCIAL RESULTS

  The Company has incurred a net operating loss in each year since commencing operations in late 1994. As a result, the Company had an accumulated deficit as of December 31, 1997 of approximately $5.6 million. There can be no assurance that the Company will ever achieve profitability on an annual basis in the future or that it will regain profitability on a quarterly basis. In addition, the Company does not believe that its current annual revenue growth rates are sustainable. To date, the Company has earned substantially all of its revenues from sales of its graphics subsystem product lines. The Company has completed three years of operations and is subject to the risks inherent in the operation of a new business, such as the difficulties and delays often encountered in the development and production of new, complex technologies. There can be no assurance that the Company will be able to adequately mitigate these risks.

  The Company may expand its research and development, sales and marketing and administrative capabilities. The anticipated increase in the Company's operating expenses which may result from such an expansion could have a material adverse effect on the Company's operating results if revenues do not increase at an equal or greater rate. Also, the Company's expenses for these and other activities are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, which would have a material adverse effect on the Company's business, financial condition and results of operations.

SIGNIFICANT VARIABILITY IN QUARTERLY RESULTS

  Although the Company generated profits in the first and second quarter of 1997, the Company incurred losses in the third and fourth quarters of 1997.
The Company's quarterly operating results are likely to continue to vary significantly in the future. The Company's quarterly results are affected by a wide variety of factors including the gain or loss of significant customers, size and timing of individual orders, timely introduction and market acceptance of new products offered by the Company and its competitors, availability, reliability and cost of components, the Company's success in negotiating OEM and other customer agreements, customer order deferrals in anticipation of new products, technological changes in operating systems or applications, variations in manufacturing quality or capacities, changes in the pricing policies of the Company or its competitors, changes in demand for 3D graphics functionality, changes in the mix of revenues from products having differing gross margins, changes in sales channel mix, changes in average sales prices, warranty expenses, fluctuations in the Company's expense levels, the Company's success at expanding its direct sales force and indirect distribution channels, risks related to international operations, extraordinary events such as litigation or acquisitions and general industry and economic conditions, as well as other factors. Any of the above risks could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The Company's gross margins are impacted by the sales channel mix, mix of products sold, increased competition and related decreases in unit average selling prices, introduction of new products and manufacturing of existing older products, availability, reliability and cost of components from the Company's subcontractors and suppliers, and general economic conditions. Currently, the Company is focusing on increasing its sales to OEMs, which have historically yielded lower margins than other channels. Individual product lines generally provide higher margins at the beginning of the life cycle and lower margins as the product line matures. In addition, the Company's markets are characterized by rapidly changing technology and declining average selling prices. Accordingly, the Company's gross margins may decline from the levels experienced to date, which would have an adverse effect on the Company's business, financial condition and results of operations.

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

  Additionally, application programming interfaces ("APIs") have evolved and changed over time. Although OpenGL has developed into a leading industry standard API for professional 3D graphics development, it is likely that industry standards will continue to evolve to meet rapidly changing customer requirements. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to these evolving standards. In addition, Intel has introduced the Accelerated Graphics Port (AGP) bus structure, an alternative to the existing PCI bus structure, which is expected to be adopted through the first quarter of 1998. Recently, Microsoft and SGI have announced the Fahrenheit project to create a new suite of APIs. Fahrenheit is expected to incorporate Microsoft's Direct3D and DirectDraw APIs and SGI's OpenGL technology. Fahrenheit is expected to become available in the first half of 1999. Failure by the Company to respond effectively to changes in the 3D graphics market, to develop or acquire new technology or to successfully conform to industry standards would have a material adverse effect on the business, financial condition and results of operations of the Company.

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

COMPETITION

  The market for 3D graphics accelerators is extremely competitive and subject to rapid change. The Company expects competition to increase in the future from existing competitors and from new market entrants with products that may be less costly than the Company's products or provide better performance or additional features not currently provided by the Company's products. The Company competes with the following three major groups: professional 3D graphics board companies (including Intergraph Corporation and Dynamic Pictures, Inc.), RISC/UNIX workstation companies (including Sun and SGI) and traditional volume personal computer ("PC") board suppliers (including ELSA GmbH, Diamond Multimedia Systems, Inc., Matrox Electronic Systems Ltd. and STB Systems, Inc.). A variety of potential actions by any of the Company's competitors could have a material adverse effect on the Company's business, financial condition and results of operations. Such actions may include reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products, product giveaways, product bundling or other competitive actions.

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

RELIANCE ON THIRD PARTY DISTRIBUTION AND MAJOR OEMS

  The Company relies on OEMs, distributors and VARs for both domestic and international revenues. In particular, revenues from HP and its former customer, Digital, accounted for 36.4% and 22.4%, respectively, of revenues in 1997, and 22.8% and 27.9%, respectively, of revenues in 1996. The Company believes that its future success depends upon its ability to broaden its customer base and attract new significant customers. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. For example, in the third quarter of 1997, revenues from Digital declined to 4.2% of total revenues from 20.8% of revenues in the second quarter of 1997 and from 44.7% in the first quarter of 1997. In connection with the OEM agreement with HP, HP has a non-exclusive manufacturing license pursuant to which it is granted the right to manufacture or have manufactured the Company's products in the event of the Company's bankruptcy, receivership or failure to supply HP with specified quantities of products due to a cause not associated with the negligence of either party for the term of the agreement or until the Company is out of bankruptcy or receivership. In the event the Company were required to grant such nonexclusive manufacturing rights to HP or any other OEM that subsequently may obtain such rights, such grant could have the effect of decreasing the value of the Company's ownership rights with respect to such products and/or decrease the Company's revenues, either of which could have an adverse effect on the Company's business, financial condition or results of operations.

  The Company's customer agreements are short term and automatically renew each year and generally may be canceled for convenience upon written notice by either party. Generally, there are no minimum purchase requirements for the Company's OEMs, distributors and VARs. Some of the Company's OEMs, distributors and VARs offer competitive products manufactured internally or by third parties. There can be no assurance that the Company's OEMs, distributors and VARs will give a priority to the marketing of the Company's products as compared to competing products or alternative solutions or that such OEMs, distributors and VARs will continue to offer the Company's products. Moreover, there can be no assurance that the Company will continue to sell substantial quantities of its products to these OEMs, distributors and VARs, or that upon any termination of the Company's relationships with any of these OEMs, VARs or distributors, the Company would be able to obtain suitable alternate distribution channels, or that OEMs will not internally manufacture 3D graphics subsystems rather than purchase them from the Company. The inability to attract new significant OEM customers or the loss of one or more of the Company's OEMs, VARs or distributors could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company's southern and northern European distributor maintains a credit limit with the Company for the purchase of a certain amount of the Company's products. In the event that the demand for the Company's products exceeds this credit limit, the Company may be unable to supply this distributor with additional quantities of products. Accordingly, the Company may experience significant backlog and delays in the supply of additional products to this distributor, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Although the Company seeks information from end users who purchase the Company's products from OEMs, distributors and VARs, the Company generally does not sell directly to end users and cannot directly observe their experience with the Company's products. The Company also does not have direct control over the marketing and support efforts of its OEMs, distributors and VARs. This lack of direct control may result in the inability of the Company to identify potential opportunities with these customers and may cause a potential delay by the Company in the recognition and correction of any problems with such OEM, distributor or VARs sales or support organizations. Failure of the Company to respond to customer preferences or experience with its products or the failure of OEMs, distributors or VARs to market and support the Company's products successfully, could have a material adverse effect on the Company's business, financial condition and results of operations.

INTERNATIONAL REVENUES

  International revenues accounted for approximately 46%, 31% and 22% of the Company's 1997, 1996 and 1995 revenues, respectively, and primarily consisted of sales to the European and Asia Pacific operations of HP and Digital as well as distributors based in the United Kingdom, Germany and Japan. The Company believes that products sold to its

European distributors are resold throughout Europe. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods. International revenues are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, government controls, political instability, longer payment cycles, difficulties in collecting accounts receivable, difficulties in staffing and managing foreign operations and potentially adverse tax consequences. The Company's inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction in sales in that country. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, the Company has not found it appropriate to hedge the risks associated with fluctuations in exchange rates, as substantially all of the Company's foreign sales have been denominated in U.S. dollars. However, if future transactions are denominated in foreign currencies, the Company may undertake to hedge transactions. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations would not be materially adversely affected by exchange rate fluctuations. In general, certain seasonal factors and patterns impact the level of business activities at different times in different regions of the world. For example, sales in Europe are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These seasonal factors and currency fluctuation risks could have a material adverse effect on the Company's business, financial condition and results of operations. Further, because the Company operates in different countries, the Company's management must address differences in regulatory environments and cultures. Failure to address these differences successfully could be disruptive to the Company's operations and could have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY REGARDING ASIAN MARKETS

  A significant number of the Company's customers and suppliers are in Asia. Although the recent currency fluctuations and economic turmoil in the Asian financial markets has, to date, not had a material impact on the Company's revenues or operations, the financial instability in these regions may have an adverse impact on the financial position of customers and suppliers in the region which could impact the Company's future revenues and operations, including the ability of customers to pay the Company or the Company's customers, which could also impact the ability of such customers to pay the Company. The Company generally requires sales to Asia to be transacted on a prepaid wire transfer basis. Should the current volatility in Asia continue, the Company or the Company's customers may be unable to sell its products in the region. The inability to generate revenues in this region, or the inability to collect amounts due, could have a material adverse impact on the Company's business, financial condition and results of operations.

DIFFICULTIES IN MANAGING GROWTH

  The Company has experienced significant growth in its business over the past three years which has placed demands on the Company's operational and financial personnel and systems, outside manufacturing capacity, research and development, technical support and other resources. The Company is expanding its sales and marketing organizations, developing its distribution channels to penetrate different and broader markets, funding additional research and development and increasing its support organization to accommodate its growing customer base. With continued growth, the Company may find it necessary to enhance existing and implement new financial and management information systems and controls and train its personnel to effectively operate such systems. Any delay in the implementation of or any disruptions in the transition to such new and enhanced systems and controls and personnel training could adversely affect the Company's ability to accurately forecast sales demand and adjust third party manufacturing to such demand, adjust purchasing levels, accurately record and control inventory levels and record and report financial and management information on a timely and accurate basis. Inaccuracy in demand forecasts in the environment in which the Company operates can quickly result in either insufficient or excess inventory and disproportional overhead expenses. Certain of the Company's officers have recently joined the Company and the Company anticipates further increases in the number of employees. The Company plans to expand the geographic scope of its customer base and operations. Failure to manage these changes and to expand effectively any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON SUBCONTRACTORS AND SOLE-SOURCE SUPPLIERS

  The Company relies on subcontractors to manufacture, subassemble, test and ship the Company's products. The Company relies on sole-source suppliers for certain critical components, such as 3Dlabs for its graphics acceleration chips, Mitsubishi for its graphics acceleration chips and 3DRAM/CDRAM chips, Texas Instruments Incorporated for its RAMDAC chips, Cirrus Logic Inc. for its VGA chips and Elec & Eltek Co., Ltd. for its printed circuit boards. In addition, there is a limited availability of certain application specific integrated circuit chipsets that provide VRAM and DRAM memory. The Company procures its components and products through purchase orders and does not have specific requirement agreements with any of its subcontractors or suppliers. Each of the Company's subcontractors and suppliers can cease supplying the services, products or components at any time with no penalty. In the event it becomes necessary for the Company to replace a key subcontractor or supplier, the Company could incur significant manufacturing set-up costs and delays while new sources are located and alternate components are integrated into the design of the Company's products. There can be no assurance that the Company will be able to maintain its current subcontractor and supplier relationships or that the Company will be able to find suitable replacement subcontractors and suppliers, if necessary. Although the Company maintains ongoing efforts to obtain required quantities of products, component shortages may exist from time to time, and there can be no assurance that the Company's current subcontractors and suppliers will continue to provide sufficient quantities of suitable quality product components at acceptable prices. The Company's emphasis on maintaining low inventory may accentuate the effects of any shortages that may result from sole source products or subcontractors. The inability of the Company to obtain product components at their historical cost levels would directly affect the cost of the Company's products. Also, product components may contain undetected errors or "bugs" when first supplied to the Company that, despite testing by the Company, are discovered only after the Company's product has been installed and used by customers. There can be no assurance that errors will not be found in the Company's products due to errors in the product components, or that any such errors will not impair the market acceptance of these products or require significant product recalls. Problems encountered by customers and product recalls could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's ability to respond to greater than anticipated market demand may be constrained by availability of services, products or components. The loss of subcontractors or suppliers or the failure of subcontractors or suppliers to meet the Company's price, quality, quantity and delivery requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL; NEED TO ATTRACT AND RETAIN HIGHLY SKILLED
PERSONNEL

  The success of the Company depends to a large extent upon its ability to continue to attract and retain highly skilled personnel. Competition for employees in the high technology sector in general, and in the graphics industry in particular, is intense, and there can be no assurance that the Company will be able to attract and retain sufficient numbers of qualified employees. The Company has recently experienced a significant expansion in the overall level of its business and the scope of its operations, including research and development, marketing, sales, technical support and administration. It may become increasingly difficult to hire, train and assimilate the new employees needed given the market conditions. If the Company is unable to continue to attract and retain sufficient numbers of qualified employees, it may be required to rely on more expensive consultants. The Company has entered into employment agreements with certain of its key personnel. Such agreements provide, in the event of certain changes in control, for the acceleration of vesting of stock options held by such personnel. In addition, if such employee is terminated within 18 months after the change of control transaction, such employee is to receive certain termination benefits. Such agreements may have the effect of discouraging a third party from acquiring the Company. Additionally, the Company has not required its key personnel to enter into noncompetition agreements with the Company. The Company's inability to retain, attract and assimilate certain members of the executive management team or key employees would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON ISV RELATIONSHIPS

  The Company's business strategy includes developing strategic relationships with major ISVs that serve the 3D graphics market, including Alias|Wavefront, Autodesk and Kinetix, Dassault Systemes S.A., EDS' Unigraphics division, Microsoft's Softimage division, PTC, SDRC, Sense8 Corporation, SolidWorks Corporation and Visible Decisions, Inc. The Company has devoted substantial engineering and management resources to developing relationships with its ISV partners. If any of the Company's current or future ISV partners were to cease supporting the Company's products, such action could have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the Company will be able to successfully sustain its relationships or enter into new relationships with major ISVs on terms acceptable to the Company or at all.

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

RISK OF MIGRATION TO THE MOTHERBOARD

  The Company's 3D graphics subsystems function with Personal Workstations to provide additional 3D and 2D graphics performance and functionality. As technology becomes more widely utilized, it may become economically feasible to incorporate certain 3D graphics capabilities onto PC motherboards or into microprocessors. The Company recognizes that migration could occur with respect to the functionality provided by the Company's current products. The Company's success is largely dependent on its ability to continue to develop products which incorporate higher performance technologies and additional functionality which system manufacturers have not yet fully incorporated into PC motherboards or microprocessors. While the Company believes that a market will continue to exist for add-in subsystems that provide additional performance and advanced functionality and that offer flexibility in systems configuration, there can be no assurance that the incorporation of certain 3D and 2D capabilities onto PC motherboards or microprocessors will not adversely affect the market for the Company's products and consequently, the Company's business, financial condition and results of operations could be materially adversely affected.

NEW OPERATING SYSTEMS

  The PC industry has recently been characterized by significant operating system changes, such as the introduction of Windows 95 in 1995 and Windows NT
4.0 in 1996, and the introduction of significant new operating systems components, such as Microsoft's DirectX and ActiveX for Windows 95. Microsoft has also announced new versions of its operating systems, Windows 98 and Windows NT 5.0, which are scheduled for release in 1998 and 1999. New operating systems and operating systems components may require that the Company expend a significant amount of engineering resources to develop software that is compatible with the new operating systems. In addition, the Company may be required to update its existing software for products sold prior to the release of the new operating system to be compatible with the new operating systems in order to maintain customer satisfaction. This effort involves substantial investment in software engineering, compatibility testing and customer technical support investment with limited or no incremental revenue return since these software driver updates are usually provided via electronic distribution free to the Company's installed customer base. In addition, the installation of this software may result in increased customer support calls, thereby generating expenses that do not have offsetting revenue. Moreover, during the introductory period of a major new operating system release, the effort required to support the Company's installed customer base will reduce the research and development and customer technical support resources available for new products. Furthermore, new operating systems for which the Company prospectively develops driver support may not be successful, or the drivers themselves may not be successful or accepted by customers, and a reasonable financial return on the corollary research and development investment may never be achieved.

MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES OR LOWER PRICES

  The environment in which the Company operates is characterized by rapid new product and technology introductions and generally falling prices for existing products. The Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as the introduction of a new operating system or microprocessor architecture, this may have the effect of delaying customers' purchases of the Company's products thereby negatively impacting the Company's operating results. The substantial publicity of among other products, Microsoft's Windows NT 5.0 upgrade to Windows NT 4.0, which is expected to be publicly available in the first quarter of 1999, Microsoft's Windows 98 upgrade to Windows 95, which is expected to be publicly available in the third quarter of 1998, and Intel's release of newer high performance CPUs and associated chipset supporting the AGP architectures may cause a delay in customers' purchasing decisions and thereby result in lower revenues and an adverse effect on the Company's operating results.

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

  Also, if the Company, one of its competitors or its chip vendors announces a product that the market views as having more desirable features or pricing than the Company's existing products, demand for the Company's existing products may decline even though the new product is not yet available. Similarly, if the Company's customers anticipate that the Company may reduce its prices in the near term, they may postpone their purchases until such price reductions are effected, reducing the Company's near-term shipments and revenue. In general, market anticipation of new products, new technologies or lower prices, even though potentially positive in the longer term, can negatively impact the Company's operating results in the short term.

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

YEAR 2000

  The "Year 2000" issue arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. These computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company has been informed by its information systems vendors that the Company's information systems are able to process the Year 2000 accurately and accordingly does not anticipate any Year 2000 issues from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is in the process of developing a plan to determine the impact that third parties which
are not Year 2000 compliant may have on the operations of the Company.   There
can be no assurance that such plan will be able to address fully, or at all, the impact of the Year 2000 issue on the Company, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

FUTURE CAPITAL REQUIREMENTS

  The Company's future capital requirements will depend upon many factors, including the development of new products, the success of the Company's research and development efforts, the expansion of the Company's sales and marketing efforts and the status of competitive products. The Company believes that existing cash, cash equivalents and investments and its available borrowings and lines of credit will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing during such time. Further, there can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders could result. The inability to obtain acceptable financing would have a material adverse effect on the Company's business, financial condition and results of operations.

CONCENTRATION OF STOCK OWNERSHIP

  As of December 31, 1997, the Company's directors and officers and their affiliates beneficially owned approximately 49% of the outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

POSSIBLE VOLATILITY OF STOCK PRICE

  The price of the Company's Common Stock has experienced extreme price fluctuations. Factors such as quarterly variations in actual or anticipated operating results, changes in earnings estimates by analysts, market conditions in the industry, announcements by competitors, regulatory actions and general economic conditions have had and may in the future have a significant effect on the market price of the Common Stock. Following fluctuations in the market price of a corporation's securities, securities class action litigation has often resulted. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

SHARES ELIGIBLE FOR FUTURE SALE

  As of December 31, 1997, the Company had 8,378,040 shares of Common Stock outstanding. As of December 31, 1997, the Company had 8,646,410 shares of Common Stock eligible for sale in the public market (including approximately 268,370 shares issuable upon exercise of vested options). Certain stockholders holding 4,152,791 shares of Common Stock (assuming exercise of outstanding warrants for 30,000 shares of Common Stock) are entitled to registration rights with respect to their shares of Common Stock. If such stockholders, by exercising their demand registration rights, cause a significant number of securities to be registered and sold in the public market, such sales could have an adverse effect on the market price of the Company's Common Stock.

BLANK CHECK PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS

  The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any

Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deterring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock. The Company has no current plans to issue shares of Preferred Stock. The Company's Certificate of Incorporation and Bylaws have eliminated cumulative voting with respect to the election of directors, actions to be taken by written consent of the Company's stockholders and certain procedures such as advance notice procedures with regard to the nomination, other than by or at the direction of the Board of Directors, of candidates for election as directors. In addition, the Company's charter documents provide that the Company's Board of Directors be divided into three classes, each of which serves for a three-year term. The foregoing provisions could have the effect of making it more difficult for a third party to effect a change in the control of the Board of Directors. In addition, these provisions could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or of making the Company less attractive to a potential acquiror of a majority of the outstanding voting stock of the Company, and may complicate or discourage a takeover of the Company. The foregoing provisions may also result in the Company's stockholders receiving less consideration for their shares than might otherwise be available in the event of a takeover attempt of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Index to Consolidated Financial Statements                                                                   Page
  ------------------------------------------                                                                   ----
  Report of Independent Accountants............................................................................  25
  Consolidated Balance Sheet as of December 31, 1997 and 1996..................................................  26
  Consolidated Statement of Operations for the three years in the period ended December 31, 1997 ..............  27
  Consolidated Statement of Stockholders' Equity (Deficit) for the three years in the period ended December 31, 1997 .................................................................................  28
  Consolidated Statement of Cash Flows for the three years in the period ended December 31, 1997 ..............  29
  Notes to Consolidated Financial Statements  .................................................................  30

   All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of AccelGraphics, Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of AccelGraphics, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
San Jose, California
January 26, 1998

                              ACCELGRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   DECEMBER 31,
                                                                                                1997          1996
                                                                                              --------      --------
                                                  ASSETS
Current assets:
   Cash and cash equivalents ............................................................     $  9,367      $  2,979
   Short-term investments ...............................................................        6,526          --
   Accounts receivable, net of allowances of $737 and $495 ..............................        6,545         4,392
   Inventories ..........................................................................        2,566           507
   Other current assets .................................................................          434            49
                                                                                              --------      --------
Total current assets ....................................................................       25,438         7,927
Property and equipment, net .............................................................          876           512
Long-term investments ...................................................................        1,995          --
                                                                                              --------      --------

                                                                                              $ 28,309      $  8,439
                                                                                              ========      ========

 LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of long-term obligations .............................................     $    230      $     16
   Accounts payable .....................................................................        2,066         1,466
   Accrued liabilities ..................................................................        1,266         1,415
                                                                                              --------      --------

Total current liabilities ...............................................................        3,562         2,897
                                                                                              --------      --------

Capital lease obligation, net of current portion ........................................          105            34
                                                                                              --------      --------

Long term debt, net of current portion ..................................................          377          --
                                                                                              --------      --------

Subordinated convertible note payable to related party ..................................         --           1,748
                                                                                              --------      --------

Mandatorily redeemable convertible preferred stock ......................................         --           8,930
                                                                                              --------      --------

Commitments (Notes 4 and 8)

Stockholders' equity (deficit):
  Preferred Stock, $0.001 par value, 2,000 shares authorized; none issued and outstanding         --            --
  Common Stock, $0.001 par value, 50,000 shares authorized;
      8,378 and 1,253 shares issued and outstanding .....................................            8             1
  Additional paid-in capital ............................................................       30,037           785
  Notes receivable from stockholders ....................................................          (49)          (89)
  Deferred stock compensation ...........................................................         (160)         (396)
  Cumulative translation adjustment .....................................................           (9)           (5)
  Accumulated deficit ...................................................................       (5,562)       (5,466)
                                                                                              --------      --------

          Total stockholders' equity (deficit) ..........................................       24,265        (5,170)
                                                                                              --------      --------

                                                                                              $ 28,309      $  8,439
                                                                                              ========      ========




   The accompanying notes are an integral part of these consolidated financial statements.

                              ACCELGRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                             1997          1996           1995
                                           --------      --------      --------
Revenues .............................     $ 33,509      $ 18,671      $  3,911
Cost of revenues .....................       23,171        12,077         2,501
                                           --------      --------      --------

   Gross profit ......................       10,338         6,594         1,410
                                           --------      --------      --------

Operating expenses:
   Research and development ..........        4,493         2,663         2,618
   Sales and marketing ...............        4,815         3,635         2,154
   General and administrative ........        1,909         1,131         1,039
                                           --------      --------      --------

      Total operating expenses .......       11,217         7,429         5,811
                                           --------      --------      --------

Loss from operations .................         (879)         (835)       (4,401)
Interest expense .....................          (72)         (145)         (183)
Interest and other income, net .......          855            48           119
                                           --------      --------      --------

Net loss .............................     $    (96)     $   (932)     $ (4,465)
                                           ========      ========      ========

Net loss per share:
   Basic .............................     $  (0.02)     $  (1.09)     $  (9.15)
                                           ========      ========      ========
   Diluted ...........................     $  (0.02)     $  (1.09)     $  (9.15)
                                           ========      ========      ========

Shares used in per share calculations:
   Basic .............................        6,103           854           488
                                           ========      ========      ========
   Diluted ...........................        6,103           854           488
                                           ========      ========      ========





  The accompanying notes are an integral part of these consolidated financial statements.

                              ACCELGRAPHICS, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                     NOTES                                           TOTAL
                                                                   RECEIVABLE   DEFERRED                             STOCK-
                                     COMMON STOCK      ADDITIONAL     FROM       STOCK    CUMULATIVE     ACCUM-     HOLDERS'
                                 --------------------   PAID-IN      STOCK-     COMPEN-  TRANSLATION    ULATED      EQUITY
                                  SHARES      AMOUNTS    CAPITAL     HOLDERS     SATION    ADJUSTMENT   DEFICIT     (DEFICIT)
                                 --------    --------   --------    --------    --------    --------    --------    --------
Balance at December 31,1994 ..        910    $      1   $     60    $    (55)       $-          $-      $    (69)   $    (63)
Common Stock options exercised        202         -           31         (20)        -           -           -            11
Repurchase of Common Stock ...        (41)        -          (11)        -           -           -           -           (11)
Net loss .....................        -           -          -           -           -           -        (4,465)     (4,465)
                                 --------    --------   --------    --------    --------    --------    --------    --------

Balance at December 31, 1995 .      1,071           1         80         (75)        -           -        (4,534)     (4,528)
Common stock options exercised        129         -           23         (13)        -           -           -            10
Repayment of notes receivable
  from stockholders ..........        -           -          -             2         -           -           -             2
Interest on notes receivable .        -           -          -            (3)        -           -           -            (3)
Deferred compensation
  related to stock options ...        -           -          608         -          (608)        -           -           -
Stock issued in exchange for
  services ...................         53         -           74         -           -           -           -            74
Amortization of deferred
  compensation ...............        -           -          -           -           212         -           -           212
Translation adjustment .......        -           -          -           -           -            (5)        -            (5)
Net loss .....................        -           -          -           -           -           -          (932)       (932)
                                 --------    --------   --------    --------    --------    --------    --------    --------

Balance at December 31, 1996 .      1,253           1        785         (89)       (396)         (5)     (5,466)     (5,170)
Stock issued in initial
  public offering, net .......      2,535           3     20,330         -           -           -           -        20,333
Stock issued upon net
  exercise of warrants .......         22         -          -           -           -           -           -           -
Conversion of Preferred
  Stock to Common Stock ......      4,509           4      8,926         -           -           -           -         8,930
Common stock options exercised         59         -           40         -           -           -           -            40
Repayment of notes receivable
   from stockholder ..........        -           -          -            40         -           -           -            40
Amortization of deferred
  compensation and other .....        -           -          (44)        -           236         -           -           192
Translation adjustment .......        -           -          -           -           -            (4)        -            (4)
Net loss .....................        -           -          -           -           -           -           (96)        (96)
                                 --------    --------   --------    --------    --------    --------    --------    --------

Balance at December 31, 1997 .      8,378    $      8   $ 30,037    $    (49)   $   (160)   $     (9)   $ (5,562)   $ 24,265
                                 ========    ========   ========    ========    ========    ========    ========    ========






  The accompanying notes are an integral part of these consolidated financial statements.

                               ACCELGRAPHICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    1997        1996        1995
                                                                                  --------    --------    --------
Cash flows from operating activities:
Net loss ......................................................................   $    (96)   $   (932)    $(4,465)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ............................................        423         228         158
     Loss on disposal of property and equipment ...............................         28         -           -
     Stock compensation expense and other .....................................        192         283          98
     Changes in assets and liabilities:
       Accounts receivable ....................................................     (2,153)     (3,308)     (1,084)
       Inventories ............................................................     (2,059)        504        (130)
       Other assets ...........................................................       (385)         (1)         20
       Accounts payable .......................................................        600         964         340
       Accrued liabilities ....................................................       (149)        931         484
                                                                                  --------    --------    --------

Net cash used in operating activities .........................................     (3,599)     (1,331)     (4,579)
                                                                                  --------    --------    --------

Cash flows from investing activities:
  Acquisition of property and equipment .......................................       (661)       (251)       (245)
  Purchases of investments, net ...............................................     (8,521)        -           -
                                                                                  --------    --------    --------

       Net cash used in investing activities ..................................     (9,182)       (251)       (245)
                                                                                  --------    --------    --------

Cash flows from financing activities:
  Principal repayment of note payable/capital lease obligation ................     (2,289)         (4)       (470)
  Proceeds from issuance of notes payable .....................................      1,049         -           470
  Proceeds from repayment of notes receivable from stockholders ...............         40           2         -
  Net proceeds from issuance of Common Stock ..................................     20,373          10         -
  Proceeds from issuance of Preferred Stock ...................................        -         3,185       4,095
                                                                                  --------    --------    --------

       Net cash provided by financing activities ..............................     19,173       3,193       4,095
                                                                                  --------    --------    --------

Effect of exchange rate changes on cash .......................................         (4)         (5)        -
                                                                                  --------    --------    --------
Net increase (decrease) in cash and cash equivalents ..........................      6,388       1,606        (729)
Cash and cash equivalents at beginning of year ................................      2,979       1,373       2,102
                                                                                  --------    --------    --------

Cash and cash equivalents at end of year ......................................   $  9,367    $  2,979    $  1,373
                                                                                  ========    ========    ========

Supplemental cash flow disclosures:
  Interest paid ...............................................................   $    202    $    135    $     47
                                                                                  ========    ========    ========
  Income taxes paid ...........................................................   $    181    $      -    $      -
                                                                                  ========    ========    ========
Supplemental disclosure of noncash investing and financing activities:
  Property and equipment acquired under capital leases ........................   $    154    $     54    $      -
                                                                                  ========    ========    ========
  Conversion of note payable to Preferred Stock ...............................   $      -    $      -    $  1,650
                                                                                  ========    ========    ========
  Conversion of Mandatorily Redeemable Convertible
      Preferred Stock into Common Stock .......................................   $  8,930    $      -    $      -
                                                                                  ========    ========    ========
  Issuance (cancelation) of compensatory stock options ........................   $    (44)   $    608    $      -
                                                                                  ========    ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              ACCELGRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

 The Company

  AccelGraphics, Inc. (the "Company") designs, develops and markets 3-dimensional ("3D") graphics subsystems, software accelerators and application utility software products for the professional Windows NT and Windows 95 markets. The Company is incorporated in the State of Delaware and commenced operations in late 1994.

  The Company completed its initial public offering of Common Stock in April 1997. The offering consisted of 2,535,000 shares issued by the Company and 455,000 shares sold by existing stockholders and resulted in net proceeds to the Company of approximately $20,300,000. In conjunction with the offering, all shares of mandatorily redeemable convertible preferred stock were automatically converted into 4,509,000 shares of Common Stock.

 Basis of consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Fiscal year end

  The Company operates under a 52-53 week fiscal year which ends on the Friday closest to December 31. Fiscal 1997 was a 53 week year, while fiscal 1996 and 1995 were 52 week years. For convenience of presentation, the accompanying consolidated financial statements have been shown as ending on December 31 of each year.

 Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Translation of foreign currencies

  The functional currency of the Company's wholly owned subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into United States dollars at current exchange rates as of the respective balance sheet date. Revenue and expense items are translated using the average exchange rates prevailing during the period. Gains and losses resulting from translation are accumulated as a component of stockholders' equity. The Company's sales are generally denominated in United States dollars. Net gains and losses resulting from foreign exchange transactions were not significant during the periods presented.

 Revenue recognition

  Revenues from product sales are generally recognized upon product shipment, less an allowance for estimated future returns and exchanges. Provision for the estimated costs of providing technical support services, and future warranty obligations for the Company's products are recorded as a cost of revenues upon recognition of related revenues. Revenues from license and royalty agreements is recognized when the revenue is earned and collectibility is assured.

 Cash, cash equivalents and investments

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1997 and 1996 approximately $9,331,000 and $2,408,000, respectively of money market funds and commercial paper instruments, the fair value of which approximate cost, are included in cash and cash equivalents.

                              ACCELGRAPHICS, INC.

  Management determines the appropriate classification of its investments in marketable debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company classifies all securities as "available for sale" and carries them at fair value with any unrealized gains or losses related to these securities reported as a separate component of stockholders' equity.

 Inventories

  Inventories are stated at the lower of first-in, first-out cost or  market.

 Research and development costs

  Expenditures for research and development are charged to expense as incurred. Software product development costs incurred from the time technological feasibility has been reached until the product is generally available to customers are capitalized and reported at the lower of cost or net realizable value. To date, no significant amounts have been expended subsequent to reaching technological feasibility. Non-recurring engineering fees are reflected as a reduction of research and development expense in the period earned. During 1996, the Company recognized $190,000 of such fees.

 Property and equipment

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from two to five years. Capitalized lease assets and leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining lease term.

 Concentration of credit risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investments and trade accounts receivable. The Company places its cash and investments in money market accounts, certificates of deposit, commercial paper and term notes. Cash and investments are maintained with high quality institutions and their composition and maturities are regularly monitored by management.

  The Company's trade accounts receivable are derived from sales to original equipment manufacturers, distributors and dealers located primarily in the U.S. and Europe. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses based upon the expected collectibility of all accounts receivable.

  Revenues from Hewlett-Packard Company and Digital Equipment Corporation were 36.4% and 22.4%, respectively, of revenue in 1997. Revenues from Hewlett-Packard Company and Digital Equipment Corporation were 22.8% and 27.9%, respectively, of revenue in 1996. Revenues from the Company's former customer, NeTpower, Inc., comprised 16.6% of revenues in 1995.

  Revenues from export sales, primarily Europe, were approximately $15,360,000, $5,810,000 and $850,000 during 1997, 1996, and 1995, respectively.

  Three customers accounted for 46.5%, 13.4% and 12.6% of the accounts receivable balance at December 31, 1997. In addition, a sub-contract manufacturer for the Company accounted for 23.9% of accounts receivable at December 31, 1997.

 Accounting for stock-based compensation

  The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In January 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation" (see Note 7).

 Net loss per share

  Effective December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share" and Staff Accounting Bulletin No. 98; and consequently, all historical earnings per share information has been restated.

                              ACCELGRAPHICS, INC.

  Basic net loss per share is computed using the weighted-average number of common shares outstanding during the periods. In accordance with the requirements of FAS 128, the Company has excluded 131,000, 317,000 and 502,000 shares of common stock, which are subject to repurchase at December 31, 1997, 1996 and 1995, respectively, from basic shares outstanding. For the years ended December 31, 1997, 1996 and 1995, there were no outstanding dilutive common equivalent shares.

 Recent pronouncements

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which the Company is required to adopt for its 1998 annual financial statements. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption of FAS 130, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which the Company is required adopt for its 1998 annual financial statements. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance.


NOTE 2 -- RELATED-PARTY TRANSACTIONS:

  The Company had a subordinated convertible note payable to a related party (see Note 5). The note was repaid in April 1997.

  The Company has loans outstanding to certain employees totaling $49,000 at December 31, 1997 for the purchase of Common Stock. These loans accrue interest at a fixed rate of 7.32% per annum and are due on the earlier of November 9, 1998 or termination of employment with the Company. Upon termination of employment, the Company has the option to repurchase the unvested shares by canceling the related portion of the loan.

  At December 31, 1997, there were 51,000 shares of Common Stock which were sold to certain employees and consultants as restricted stock for which repurchase rights have not lapsed. These shares may be repurchased at the Company's option if the employee or consultant terminates services prior to vesting, generally over four years.

  The Company purchased marketing services from a distributor which was also a common stockholder until October 1997 for $12,000 and $108,000 in 1996 and 1995, respectively. No services were purchased in 1997. These amounts have been recorded in the consolidated statement of operations as sales and marketing expense. The Company recognized revenue from this distributor of $990,000, $1,195,000 and $109,000 in 1997, 1996 and 1995, respectively.

  The Company's outside legal counsel are also stockholders. The Company incurred legal expenses to this stockholder of $430,000, $121,000 and $89,000 during 1997, 1996, and 1995, respectively.

NOTE 3 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                               DECEMBER 31,
                                                          1997             1996
                                                         ------           ------
Cash and cash equivalents:
     Cash ....................................           $   36           $  571
     Commercial paper ........................            6,461              -
     Money market funds ......................            2,370            2,408
     Other ...................................              500              -
                                                         ------           ------

                                                         $9,367           $2,979
                                                         ======           ======

                               ACCELGRAPHICS, INC.

                                                                DECEMBER 31,
                                                            1997            1996
                                                           ------           ----
Short-term investments:
  Certificates of deposit ........................         $2,998           $  -
  Commercial paper ...............................          2,118             --
  Medium term notes ..............................          1,410             --
                                                           ------           ----

                                                           $6,526           $  -
                                                           ======           ====

Realized and unrealized gains or losses on sales of available-for-sale securities were immaterial for the years ended December 31, 1997, 1996 and 1995. Short- term investments have maturities of less than one year and long-term investments have maturities of up to 2 years.


Inventories:
  Raw materials .........................................   $ 1,297     $   144
  Work-in-process .......................................       978          41
  Finished goods ........................................       291         322
                                                            -------     -------

                                                            $ 2,566     $   507
                                                            =======     =======

Property and equipment:
 Office furniture and equipment ........................    $ 1,584     $   871
 Leasehold improvements ................................         73          27
                                                            -------     -------
                                                              1,657         898
 Less: accumulated depreciation and amortization .......       (781)       (386)
                                                            -------     -------

                                                            $   876     $   512
                                                            =======     =======

At December 31, 1997 and 1996, the Company had $208,000 and 54,000, respectively, of capitalized lease equipment and related accumulated amortization of $63,000 and $5,000, respectively.

Accrued liabilities:
 Accrued employee compensation .....................        $  410        $  616
 Warranty and customer support .....................           633           325
 Customer advances .................................          --             292
 Other accrued liabilities .........................           223           182
                                                            ------        ------

                                                            $1,266        $1,415
                                                            ======        ======


NOTE 4 -- BORROWINGS:

  At December 31, 1997, the Company has borrowed $549,000 under a term loan with a bank which provides for borrowings of up to $1,000,000 through May 1998. Outstanding borrowings bear interest at the bank's prime rate plus 0.5% per annum (9.0% at December 31, 1997) through May 1998; thereafter, principal and interest are due in 24 equal payments. The loan is secured by property and equipment.

  The Company also has a revolving line of credit agreement with the bank, which, through December 1998, provides for maximum borrowings in an amount up to the lower of 80% of eligible accounts receivable or $3,000,000. Borrowings under the line are secured by all of the Company's assets and bear interest at the bank's prime rate plus 0.25% per annum (8.75% at December 31, 1997). The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also restricts the Company's ability to pay cash dividends. All borrowings are

                               ACCELGRAPHICS, INC.

cross-collateralized. At December 31, 1997, there were no borrowings and $1,100,000 of standby letters of credit outstanding under the line of credit. As a result of the loss incurred in September 1997, the Company was in violation of certain debt covenants; however, the bank waived such covenants.


NOTE 5 -- SUBORDINATED CONVERTIBLE NOTE PAYABLE TO A RELATED PARTY:

  In December 1994, the Company issued a subordinated convertible note payable in the amount of $3,300,000 to Kubota Corporation ("Kubota"). In 1995, Kubota converted $1,650,000 of the note into 990,000 shares of the Company's Series A Preferred Stock. The outstanding balance of $1,650,000, together with accrued interest of $98,000, was replaced with a new subordinated convertible note payable of $1,748,000 which was repaid in April 1997. Interest expense under the note payable was $45,000, $144,000 and $178,000 during the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 6 -- MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

  A summary of Preferred Stock activity is as follows (in thousands, except per share amounts):

                                                                                       SHARES   AMOUNT
                                                                                       ------   ------
Balance at December 31, 1994 ........................................................    --      $   -
  Issuance of Series A Preferred Stock (June 1995) at $1.67 per share for cash ......   1,707    2,845
  Issuance of Series A Preferred Stock (June 1995) at $1.67 per share upon conversion
    of note with Kubota Corporation .................................................     990    1,650
  Issuance of Series A Preferred Stock (July 1995) at $1.67 per share for cash ......     750    1,250
                                                                                       ------   ------

Balance at December 31, 1995 ........................................................   3,447    5,745
  Issuance of Series B Preferred Stock (March 1996) at $3.00 per share for cash .....   1,062    3,185
                                                                                       ------   ------

Balance at December 31, 1996 ........................................................   4,509    8,930
  Conversion of Preferred Stock into Common Stock ...................................  (4,509)  (8,930)
                                                                                       ------   ------
                                                                                            -   $    -
                                                                                       ======   ======


NOTE 7 -- STOCK OPTION AND BENEFIT PLANS:

Stock Plan

  The 1995 Stock Plan (the "Plan") authorizes the Board of Directors to grant incentive stock options, nonstatutory stock options and stock purchase rights to employees and consultants. Under the Plan, incentive stock options are granted at a price not less than 100% of the fair market value of the Company's Common Stock, as determined by the Company's Board of Directors, and at a price not less than 110% of the fair market value for grants to employees who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonqualified stock options may be granted at a price not less than 85% of the fair market value of the Common Stock, as determined by the Board of Directors, and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of voting power of all classes of stock on the date of grant. Stock purchase rights may be granted at a price not less than 85% of the fair market value of the Common Stock and at a price of 100% of the fair market value of the Common Stock for grants to a stockholder owning 10% or more of the Company's outstanding stock. Stock purchase rights expire 30 days after the date of grant. Options generally become exercisable at a rate of not less than 25% per year over a four year vesting period. At December 31, 1997, options authorized under the Plan were 3,300,000 and options for approximately 1,810,000 shares were available for future grant.

Directors' Stock Option Plan

  The Company's 1997 Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors in January 1997. A total of 200,000 shares of Common Stock has been reserved for issuance under the Directors' Plan. During 1997, options to purchase 75,000 shares were granted under the Directors' Plan.

                              ACCELGRAPHICS, INC.

  A summary of activity under all the plans is as follows (in thousands except per share amounts):

                                                                           WEIGHTED-
                                                           RANGE OF          AVERAGE
                                                            PRICE         EXERCISE PRICE
                                          OPTION SHARES   PER SHARE          PER SHARE
                                          -------------   ---------          ---------
Outstanding at December 31, 1994 ......        --         $       -            $  -
 Granted ..............................         670       0.12-0.18            0.16
 Exercised ............................        (202)      0.12-0.18            0.13
 Canceled .............................         (11)      0.12-0.18            0.15
                                              -----


Outstanding at December 31,1995 .......         457       0.12-0.18            0.17
 Granted ..............................         723       0.18-6.90            1.74
 Exercised ............................        (129)      0.12-5.30            0.17
 Canceled .............................         (44)      0.12-0.18            0.15
                                              -----


Outstanding at December 31,1996 .......       1,007       0.12-6.90            1.30
 Granted ..............................         822       5.25-9.50            7.45
 Exercised ............................        (158)      0.12-5.30            0.34
 Canceled .............................        (624)      0.12-9.50            6.25
                                              -----


Outstanding at December 31,1997 .......       1,047       $0.12-$9.50      $   3.32
                                              =====


  Options to purchase 268,000, 155,000, and 120,000 shares were exercisable at December 31, 1997, 1996 and 1995, respectively.

  The weighted average fair value of options granted during 1997 and 1996 was $3.18 and $2.20, respectively. During 1996, the weighted average fair value of options granted at exercise prices below the fair value of the underlying Common Stock was $1.53. All options granted during 1997 were granted at exercise prices equal to the fair value of the underlying Common Stock.

  During 1996, the Company granted options for the purchase of approximately 776,000 shares of Common Stock to employees at exercise prices ranging from $0.30 to $6.90 per share. Based in part on an independent valuation of the fair value of the Company's Common Stock, management calculated deferred compensation of approximately $608,000 related to options granted during 1996. Such deferred compensation is being amortized over the vesting period relating to these options, of which $192,000 and $212,000 has been recorded as expense in 1997 and 1996, respectively.

  During 1996, the Company issued 53,000 shares to consultants for services rendered. Such issuances were recorded at fair market value.

  The following table summarizes information about employee stock options outstanding at December 31, 1997 (in thousands, except per share and life amounts):


                                                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                -------------------------------------------------   -------------------------
                                                                                                      WEIGHTED
                                  WEIGHTED           AVERAGE           WEIGHTED                       AVERAGE
                                   NUMBER           REMAINING          AVERAGE        NUMBER          EXERCISE
RANGE OF EXERCISE PRICES        OUTSTANDING     CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE         PRICE
------------------------        -----------     ----------------   --------------   -----------         -----

$0.12 - $0.70 .........              591                8.10         $   0.26           224            $   0.24
$5.25 - $6.00 .........              247                9.66             5.56            33                5.64
$9.00 - $9.50 .........              209                9.27             9.31            11                9.50
                                   -----                                               ----

                                   1,047                8.70         $   3.32           268            $   1.30
                                   =====                                               ====

                               ACCELGRAPHICS, INC.

 Fair Value Disclosures

  Had compensation expense for options granted in 1997, 1996 and 1995 been determined based on the fair value at the grant dates, as prescribed in FAS 123, the Company's net loss and basic and diluted pro forma net loss per share would have been as follows (in thousands, except per share amounts):

                                                                   YEAR ENDED DECEMBER 31,
                                                        1997                1996                 1995
                                                     ----------          ----------          ------------
    Net loss:
       As reported ......................            $      (96)         $     (932)         $     (4,465)
       Pro forma ........................                  (580)               (948)               (4,468)
    Basic and diluted net loss per share:
       As reported ......................            $    (0.02)         $    (1.09)         $      (9.15)
       Pro forma ........................                 (0.09)              (1.11)                (9.16)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1997, 1996 and 1995, respectively: dividend yield of 0% for all three years, risk-free interest rates of 6.2%, 6.5% and 6.4%, expected volatility of 70%, 0% and 0%, and expected lives of 3.5 years for all years presented.

  Warrants

  In 1996, in connection with the negotiation of its line of credit facility, the Company granted the bank warrants to purchase 30,000 shares of the Company's Common Stock at an exercise price of $1.67 per share. The warrants expire on October 10, 2000. The warrants had a nominal value at date of grant.

  In December 1995, in connection with a development agreement with a strategic partner, the Company granted the strategic partner warrants to purchase 26,250 shares of the Company's Common Stock at $3.00 per share. The warrants were automatically converted into 17,500 shares of Common Stock upon the closing of the Company's initial public offering. The warrants had a nominal value at date of grant.

  In conjunction with a lease line of credit, in July 1996 the Company granted the lessor warrants to purchase 7,000 shares of the Company's Series B Preferred Stock at an exercise price of $3.00 per share. The warrants were automatically converted into 4,667 shares of Common Stock upon the closing of the Company's initial public offering. The warrants had a nominal value at date of grant.

 Employee Stock Purchase Plan

  In January 1997, the Board of Directors approved the 1997 Employee Stock Purchase Plan (the "Purchase Plan") which provides for a total of 400,000 shares of Common Stock to be issued in a series of twelve month offering periods, other than the first offering period, commencing on February 1, and August 1, of each year. The first offering period commenced on April 16, 1997. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of the offering period. No shares were issued under the Purchase Plan during 1997.


NOTE 8 -- LEASES AND COMMITMENTS:

  The Company is obligated under a non-cancelable operating lease for office space and a non-cancelable capital lease for equipment. The leases expire at various times through 2000. The office lease agreement provides for scheduled rent increases. Rent expense is recognized ratably over the lease term. Rent expense was $400,000, $156,000 and $129,000 for 1997, 1996 and 1995,
respectively.

                               ACCELGRAPHICS, INC.

  Future minimum lease commitments under these leases at December 31, 1997 are as follows (in thousands):

                                                                    OPERATING         CAPITAL
                                                                     LEASE             LEASE
                                                                     -----             -----
  Year ending December 31,
       1998..............................................            $ 394             $  69
       1999..............................................              131                69
       2000..............................................             --                  42
                                                                     -----             -----

           Total ........................................            $ 525               180
                                                                     =====

    Less amount representing interest ...................                                (17)
                                                                                       -----

    Present value of capital lease obligation ...........                                163
    Less current portion ................................                                (58)
                                                                                       -----

    Long term capital lease obligation ..................                              $ 105
                                                                                       =====


NOTE 9 -- INCOME TAXES:

    The provision for income taxes of $5,000 in 1997 is minimum state taxes and is included in interest income and other, net. No provision for federal and state income taxes was recorded in 1996 or 1995 as the Company incurred net operating losses.

    Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                               DECEMBER 31,
                                                         1997                1996
                                                       -------             -------
    Net operating loss carryforwards ......            $   790             $ 1,365
    Tax credit carryforwards ..............                450                 200
    Nondeductible reserves and accruals ...                944                 630
                                                       -------             -------

    Total deferred tax assets .............              2,184               2,195
    Deferred tax asset valuation allowance              (2,184)             (2,195)
                                                       -------             -------

                                                       $     -             $     -
                                                       =======             =======


  The Company has incurred losses since its inception through December 31, 1997. Management believes that based on the currently available evidence, including the Company's history of annual losses, the lack of carryback capacity to realize deferred tax assets, the annual limitation on the utilization of net operating loss carryforwards, the uncertainty of the development of the market in which the Company competes and the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, it is more likely than not that the Company will not generate sufficient taxable income to realize the deferred tax asset. Accordingly, a full valuation allowance has been recorded.

  At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $1,800,000 and $1,600,000, respectively, available to offset future taxable income. Such carryforwards expire beginning in 2010. At December 31, 1997, the Company also has $250,000 and $200,000 of federal and state research and development credit carryforwards, respectively. Utilization of approximately $1,500,000 of the Company's net operating loss and research and development credit carryforwards is subject to an annual limitation due to ownership change limitations prescribed by the Internal Revenue Code of 1986 and similar state provisions and may be further limited should another ownership change occur. The annual limitation may result in the expiration of the net operating loss and credit carryforwards before their utilization.

                              ACCELGRAPHICS, INC.

NOTE 10 - BUSINESS SEGMENTS

  The Company operates in a single industry segment encompassing the development, marketing and support of graphic accelerator subsystems. The Company markets its products to customers in the United States, Europe and Asia-Pacific. The Company's customer base consists primarily of large OEMs and distributors in United States, Europe and Asia.

  Revenue information by geographic region is as follows (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                         1997          1996            1995
                                       -------        -------        -------
    United States .............        $18,149        $12,861        $ 3,061
    Europe ....................          8,820          4,810            600
    Asia-Pacific ..............          6,540          1,000            250
                                       -------        -------        -------

                                       $33,509        $18,671        $ 3,911
                                       =======        =======        =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


                                    PART III

  Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders to be held Thursday, May 28, 1998, and the information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Incorporated by reference to the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

  Incorporated by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Incorporated by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Incorporated by reference to the Company's Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)    The following documents are filed as part of this report:

        (2)    Exhibits (numbered in accordance with Item 601 of Regulation S-K)


                                  EXHIBIT INDEX

  NUMBER                                            DESCRIPTION
  ------                                            -----------
   3.5*       Amended and Restated Certificate of Incorporation of Registrant (Delaware)

   3.8*       Amended and Restated Bylaws of Registrant (Delaware)

   4.1*       Specimen Common Stock Certificate

   4.2*       Warrant to Purchase shares of Common Stock

   4.3*       Warrant to Purchase shares of Series A Preferred Stock

   4.4*       Warrant to Purchase shares of Series B Preferred Stock

   4.5*       Convertible Note Purchase Agreement dated December 22, 1994 between the Company and
              Kubota Corporation

   9.1*       Amended and Restated Voting Agreement dated March 7, 1996 between the Company and certain holders of the Company's securities

   10.1*      1995 Stock Plan, as amended and forms of stock purchase and stock option agreement

   10.2*      1997 Directors' Stock Option Plan and form of stock option agreement

   10.3*      1997 Employee Stock Purchase Plan and form of subscription agreement

   10.4*      AccelGraphics, Inc. 401(k) Savings & Retirement Plan

   10.6*      Form of Indemnification Agreement (Delaware)

   10.7*      Amended and Restated Registration Rights Agreement dated as of July 1, 1996, between

                                  EXHIBIT INDEX

  NUMBER                                            DESCRIPTION
  ------                                            -----------

              Registrant and holders of its Preferred Stock and warrant holders

   10.8*      Lease Agreement dated December 16, 1994 between the Company and John Arrillaga,
              Trustee and Richard T. Perry, Trustee

   10.9*      Digital Equipment Corporation OEM Agreement dated February 21, 1996 between the
              Company and Digital Equipment Corporation

   10.10*     Product Purchase Agreement dated as of July 1, 1996 between the Company and
              Hewlett-Packard France

   10.11*     Turnkey Agreement dated as of February 5, 1996 between the Company and MAT
              Technologies Ltd.

   10.12*     Software License Agreements dated August 8, 1995, January 23, 1996 and July 5, 1996, respectively between the Company and 3D Labs Inc.

   10.13*     Open GL License Agreement dated June 30, 1992, as amended, between the Company and
              Kubota Pacific Computer

   10.14*     Silicon Valley Bank Loan Business Loan Agreement dated October 11, 1995, between the
              Company and Silicon Valley Bank

   10.15*     Sublease Agreement dated as of March 31, 1997 between Registrant and C-Cube
              Microsystems, Inc. and the related Sublease Agreement dated as of December 8, 1996 between C-Cube Microsystems, Inc. and LSI Logic Corporation and the Lease dated as of
              August 25, 1995 between Oak Creek Delaware, Inc. and LSI Logic Corporation

   10.16      Key Employee Retention Agreement - Jeff Dunn

   10.17      Form of Key Employee Retention Agreement

   10.18      Software Licensing Agreement dated May 8, 1997 Between the Company and Evans &
              Sutherland Computer Corporation

   21.1*      Subsidiaries of Registrant

   23.1       Consent of Price Waterhouse LLP, Independent Accountants

   27.1       Financial Data Schedule

   27.2       Financial Data Schedule quarters ended Sep, Jun and Mar 1997

   27.3       Financial Data Schedule for the year ended December 31, 1996


--------------------

* Incorporated by reference to identically numbered exhibits filed in response to Item 27 (a), "Exhibits," of Registrant's Registration Statement on Form SB-2, as amended (File No. 333-21343), which became effective on April 10, 1997.

   (b)   Financial statement schedules

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   (c)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended January 2, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ACCELGRAPHICS, INC.

                                             By: /s/ Nancy E. Bush
                                                 -----------------------------
                                                 Nancy E. Bush
                                                 Chief Financial Officer

Date:  March 30, 1998
                               POWER OF ATTORNEY
         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey W. Dunn and Nancy E. Bush, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.
         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                    TITLE                                                          DATE
    ---------                    -----                                                          ----
/s/ JEFFREY W. DUNN
-------------------------        CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE                       March 30, 1998
JEFFREY W. DUNN                  OFFICER (Principal Executive Officer)


/s/ NANCY E. BUSH
-------------------------        VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND                  March 30, 1998
NANCY E. BUSH                    DIRECTOR (Principal Financial and Accounting Officer)


 /s/ DAVID E. GOLD
-------------------------        Director                                                      March 30, 1998
DAVID E. GOLD


/s/ JOS C. HENKENS
-------------------------        Director                                                      March 30, 1998
JOS C. HENKENS


/s/ DAVID W. PIDWELL
-------------------------        Director                                                      March 30, 1998
DAVID W. PIDWELL


 /s/ PETER L. WOLKEN
-------------------------        Director                                                      March 30, 1998
PETER L. WOLKEN