Form 10-K/A
period 1998-01-02
ACCELGRAPHICS INC
filed 1998-04-24
CIK 947798

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _____ TO _________

                       COMMISSION FILE NUMBER: 000-221199

                               ACCELGRAPHICS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            77-0450627
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                                1873 BARBER LANE
                               MILPITAS, CA 95035
          (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: 408-546-2100

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---     ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $22,578,000 as of March 9, 1998 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        There were 8,446,537 shares of the registrant's Common Stock issued and outstanding as of March 9, 1998.

                               ACCELGRAPHICS, INC.



PART III

Item 10.  Directors and Executive Officers of the Registrant....................     Page  1
Item 11.  Executive Compensation................................................     Page  4
Item 12.  Security Ownership of Certain Beneficial Owners and Management........     Page 10
Item 13.  Certain Relationships and Related Transactions........................     Page 12


Signatures......................................................................     Page 14

The Registrant hereby amends the following items of Part III of its Form 10-K for the fiscal year ended January 2, 1998 ("Fiscal 1997") filed with the Securities and Exchange Commission on March 30, 1998:

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

OFFICERS AND DIRECTORS

        The names of officers and directors and their ages, as of April 1, 1998, and certain other information about them are set forth below:


NAME OF OFFICER OR DIRECTOR    AGE                PRINCIPAL OCCUPATION
---------------------------    ---                --------------------
Jeffrey W. Dunn (1)(2)(3)      43    President, Chief Executive Officer and
                                     Chairman of the Board of the Company
Nancy E. Bush (3)              40    Vice President, Finance and Administration,
                                     Chief Financial Officer, Assistant Secretary
                                     and Director of the Company
Stephen L. Bartlett (4)        57    Vice President, Operations
Lew S. Epstein                 50    Vice President, Sales

Gregory C. Milliken            36    Vice President, Business Development

Niraj Swarup                   37    Vice President, Marketing

David E. Gold (1)              54    General Partner of IndoSuez Ventures and
                                     Director of the Company
Jos C. Henkens (1)(2)          45    Principal of Advanced Technology Ventures and
                                     Director of the Company
David W. Pidwell (2)           50    Private Investor and Director of the Company

Peter L. Wolken (1)(2)         63    General Partner of AVI Management Partners and
                                     Director of the Company

----------
(1)     Member of the Audit Committee
(2)     Member of the Compensation Committee
(3)     Member of the Pricing Committee
(4)     Mr. Bartlett will retire from the Company on April 2, 1998.

Except as indicated below, each officer and/or director has been engaged in the principal occupation set forth above during the past five years. There are no family relationships between any of the directors or executive officers of the Company.

        Mr. Dunn co-founded the Company in November 1994 and serves as Chairman, President and Chief Executive Officer. From February 1993 to December 1994, Mr. Dunn was Vice President of Marketing at Kubota Graphics. From October 1988 to January 1993, Mr. Dunn was Vice President of Worldwide Sales and Support for Cygnet Systems, Inc., a manufacturer of robotic mass storage devices. Mr. Dunn has also held sales and/or sales management positions at Xerox Corporation, Avnet Computer Technologies, Inc. and Microcon Software Centers, Inc.

        Ms. Bush co-founded the Company in November 1994 and serves as Chief Financial Officer and Director and has been Vice President, Finance and Administration and Assistant Secretary since December 1996. From January 1991 to November 1994, Ms. Bush was employed with ATG Cygnet Inc., formerly Cygnet Systems, Inc. Her positions at ATG Cygnet, Inc. included MIS Manager from January 1991 to February 1992, Controller from February 1992 to October 1992, Director of Finance from October 1992 to October 1993, Chief Financial Officer and Vice President of Operations from October 1993 to September 1994 and Chief Executive Officer from September 1994 to November 1994. In June 1993, Cygnet Systems, Inc. declared Chapter 11 bankruptcy and became ATG Cygnet Inc. Prior to 1991, she held finance and manufacturing positions at Spectra Physics Inc. and Corning Incorporated.

        Mr. Bartlett joined the Company in July 1996 and was elected Vice President, Operations in August 1996. From May 1993 to July 1995, Mr. Bartlett was Director of Operations for Sigma Designs, Inc. From March 1991 to April 1993, Mr. Bartlett served as Vice President of Operations at Radius, Inc. and from January 1988 to March 1991, he was Director of Operations for Radius, Inc.

        Mr. Epstein joined the Company in August 1995 as Vice President, Sales. From January 1994 to September 1995, Mr. Epstein was Vice President of Sales and Support for Los Altos Technologies. From January 1993 to June 1994, he was Vice President of Sales for Centric Engineering. From May 1990 to December 1992, Mr. Epstein was Vice President of Sales and Support for Intergraph Corporation.

        Mr. Milliken co-founded the Company and has been Vice President, Business Development since December 1996. Mr. Milliken served as Vice President, Marketing of the Company from 1994 to 1996. From March 1994 to July 1994, Mr. Milliken served as Mechanical Industry Marketing Manager at Kubota Graphics and from July 1994 to November 1994, Mr. Milliken was a Director of Product Marketing at Kubota Graphics. From January 1991 to February 1994, Mr. Milliken was a Marketing Manager for Autodesk.

        Mr. Swarup joined the Company in April 1996 as Director, Marketing and was elected Vice President, Marketing in December 1996. Prior to joining AccelGraphics, Mr. Swarup held various project manager and group marketing manager positions at Sun from May 1990 to April 1996.

        Mr. Gold has served as a director of the Company since June 1995. Since February 1985, he has been a General Partner at IndoSuez Ventures, a venture capital firm. Mr. Gold is also a director of several private companies.

        Mr. Henkens has served as a director of the Company since June 1995. Since January 1983, Mr. Henkens has been associated with Advanced Technology Ventures, a venture capital firm. Mr. Henkens is also a director of Actel Corporation, Credence Systems Corporation and ObjectShare, Inc. as well as, a number of private technology companies.

        Mr. Pidwell has served as a director of the Company since February 1996. Since March 1996, Mr. Pidwell has been a private investor in the Company. From December 1987 to January 1996, Mr. Pidwell founded and was President and Chief Executive Officer of Rasna Corporation, a mechanical design automation software company. Mr. Pidwell is also a director of several private technology companies.

        Mr. Wolken has been a director of the company since June 1995. Mr. Wolken is a General Partner of AVI Management Partners I, II and III which managed various private venture capital limited partnerships, having co-founded AVI in 1981. He serves as a director of a number of private technology companies in Silicon Valley and has served as a director of Qualix Group, Inc. since 1990. Mr. Wolken received a B.S. in Mechanical Engineering from the University of California, Berkeley in 1959 and a B.F.T. in International Marketing from the American Graduate School for International Management in 1960.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and holders of more than ten percent of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended January 2, 1998 all Section 16(a) filing requirements applicable to the Company's officers, directors and holders of more than ten percent of the Company's Common Stock were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

        The following table shows the compensation received in the fiscal years ended December 31, 1996 ("1996") and January 2, 1998 ("1997") by (a) the
Company's Chief Executive Officer and (b) the other most highly compensated executive officers of the Company who earned in excess of $100,000 during the fiscal year ended January 2, 1998 (the "Named
Executives").


                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                              COMPENSATION
                                                          ANNUAL COMPENSATION                    AWARDS
                                             ----------------------------------------------   ------------
                                                                                              SECURITIES
                                                                              BONUS AND        UNDERLYING        ALL
NAME AND PRINCIPAL POSITION                   YEAR(1)         SALARY($)      COMMISSION($)     OPTIONS (#)   OTHER($)(2)
---------------------------------------      --------        ----------     ---------------   ------------  -------------
Jeffrey W. Dunn .......................        1997           $193,269        $ 76,250          46,091        $    511
    Chairman of the                            1996            181,192          27,599          22,000              --
    Board, President and
    Chief Executive Officer

Stephen L. Bartlett ...................        1997            109,135          39,535          17,333             511
    Vice President, Operations                 1996(3)          45,384           3,370          85,000              --

Nancy E. Bush .........................        1997            116,796          46,875          20,333             511
    Vice President, Finance and                1996            102,692          22,999          22,000              --
    Administration and Chief
    Financial Officer

Lew E. Epstein ........................        1997            120,000          77,365          17,333             511
    Vice President, Sales                      1996            126,006          61,049          23,500              --

Niraj Swarup ..........................        1997            106,700          64,470          17,333             511
    Director, Marketing                        1996(4)          63,461           7,926          85,580              --

(1) In accordance with the rules of the Securities and Exchange Commission, no information is provided for fiscal years prior to fiscal year 1996 because the Company became a reporting company pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, in 1997 and the Company was not required to provide such information in response to a Commission filing requirement prior to that time.
(2) Except as otherwise set forth, represents premiums paid by the Company for group term life insurance in fiscal 1997.
(3) Represents salary and bonus for a partial fiscal year. Mr. Bartlett joined the Company on July 10, 1996.
(4) Represents salary and bonus for a partial fiscal year. Mr. Swarup joined the Company on May 6, 1996.

EMPLOYEE BENEFIT PLANS

                 OPTION GRANTS DURING YEAR ENDED JANUARY 2, 1998

        The following table provides certain information with respect to stock options granted to the Named Executive Officers in the last fiscal year. In addition, as required by Securities and Exchange Commission rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Company's Common Stock.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                                                                             ANNUAL RATES OF STOCK
                                                                                              PRICE APPRECIATION
                                              INDIVIDUAL GRANTS(1)                            FOR OPTION TERM(2)
                          ----------------------------------------------------------      -------------------------
                                             PERCENT
                                             OF TOTAL
                            NUMBER OF        OPTIONS/
                           SECURITIES      SARS GRANTED    EXERCISE
                           UNDERLYING      TO EMPLOYEES     OR BASE
                          OPTIONS/SARS      IN FISCAL        PRICE        EXPIRATION
          NAME             GRANTED (#)      YEAR(%)(3)     ($/SH)(4)         DATE           5% ($)         10% ($)
---------------------     -------------    -----------    -----------     ----------      ----------      ---------
JEFFREY W. DUNN              46,091            6.16%        $   9.50        4/11/07        $275,371        $697,843

STEPHEN L. BARTLETT          17,333            2.31%        $   9.50        4/11/07         103,556         262,431

NANCY E. BUSH                20,333            2.72%        $   9.50        4/11/07         121,479         307,853

LEW S. EPSTEIN               17,333            2.31%        $   9.50        4/11/07         103,556         262,431

NIRAJ SWARUP                 17,333            2.31%        $   9.50        4/11/07         103,556         262,431

----------
(1) No stock appreciation rights were granted to the Named Executive Officers in the last fiscal year. Consists of stock options granted pursuant to the Company's 1995 Stock Plan. The Company's options generally become exercisable at a rate of 12.5% after six months following the date of grant and approximately 2% per month thereafter, as long as the optionee remains an employee of or consultant to the Company. The maximum term of each option granted is ten years from the date of grant. The exercise price is equal to the fair market value of the stock on the grant date as determined by the Board of Directors. The grants include a grant in the amount of 25,000 shares for Mr. Dunn and 8,333 shares for each of the other named officers which vest on the sixth anniversary of the date of grant. Such options also include a provision for accelerated vesting upon the attainment of certain performance goals.

(2) The 5% and 10% assumed compounded annual rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the persons named in the Summary Compensation Table.

(3) The Company granted stock options representing 747,139 to employees during the fiscal year ended January 2, 1998.

(4) The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state income tax liability incurred by the optionee in connection with such exercise.

                  AGGREGATED OPTION EXERCISES IN THE YEAR ENDED
                JANUARY 2, 1998 AND FISCAL YEAR-END OPTION VALUES

   The following table sets forth information for the executive officers named in the Summary Compensation Table with respect to exercises in fiscal year 1997 of options to purchase Common Stock of the Company.

                                                                        NUMBER OF SHARES OF
                                                                       COMMON STOCK UNDERLYING              VALUE OF UNEXERCISED
                                                                        UNEXERCISED OPTIONS AT            IN-THE-MONEY OPTIONS AT
                                      SHARES                               JANUARY 2, 1998 (#)             JANUARY 2, 1998 ($)(1)
                                    ACQUIRED ON          VALUE        ----------------------------     -----------------------------
NAME                                EXERCISE (#)    REALIZED ($)(2)   EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
---------------------------        --------------  -----------------  -----------    -------------     -----------     -------------
Jeffrey W. Dunn ...........               --         $     --           34,901           76,690         $131,817         $143,283

Stephen L. Bartlett .......           19,479          128,827           12,125           70,729           44,625          230,563

Nancy E. Bush .............               --               --           12,542           29,791           44,276           48,097

Lew S. Epstein ............            5,622           50,992           52,878           62,958          220,757          201,956

Niraj Swarup ..............           20,016          172,044           15,359           67,538           58,208          217,161


----------
(1) Calculated by determining the difference between the estimated fair market value of the Company's Common Stock as of January 2, 1998 ($4.50 per share) and the exercise price of the securities underlying the options.
(2) Calculated by determining the difference between the fair market value of the Company's Common Stock as of the date of exercise and the exercise price of the securities underlying the exercised options.

        Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K/A, in whole or in part, the following report and the Performance Graph on page 9 shall not be incorporated by reference into any such filings.

COMPENSATION COMMITTEE REPORT

        The following is a report of the Compensation Committee of the Board of Directors (the "Committee") describing the compensation policies applicable to the Company's executive officers during the fiscal year ended January 2, 1998. The Committee recommends salaries, incentives and other forms of compensation for directors, officers and other employees of the Company, administers the Company's various incentive compensation and benefit plans (including stock plans) and recommends policies relating to such incentive compensation and benefit plans. Executive officers who are also directors have not participated in deliberations or decisions involving their own compensation.

COMPENSATION POLICY

        The Company's executive officer compensation philosophies are designed to attract, motivate and retain senior management by providing an opportunity for competitive, performance-based compensation. Executive officer compensation consists of competitive base salaries and stock-based incentive opportunities in the form of options to purchase the Company's Common Stock. The Company's executive compensation program consists of three main components: (1) base salary, (2) potential for bonus based on overall Company performance as well as individual performance, (3) stock options/grants that provide the executive officers with the opportunity to build a meaningful stake in the Company, with the objective of aligning executive officers' long-range interests with those of the stockholders and encouraging the achievement of superior results over time. The second and third elements of the compensation program constitute the "at risk" components. The Committee annually evaluates the Company's performance, actual compensation and stock ownership of executive officers on a comparative basis with companies in the same industry as well as other companies in the same geographical area.

BASE SALARIES FOR FISCAL 1997

        In establishing compensation guidelines with respect to base salary, the Company utilized data from various surveys prepared by independent firms to assist it in setting salary levels competitive with those of other similar industry companies. While it is the Committee's intent to continue to review periodically base salary information to monitor competitive ranges within the applicable market, including consideration of the Company's geographic location and individual job responsibilities, it is further the intent of the Committee to maintain a close relationship between the Company's performance and the base salary component of its executive officers' compensation.

STOCK OPTION AWARDS FOR FISCAL 1997

        The Company's 1995 Stock Plan provides for the issuance of stock options to officers and employees of the Company to purchase shares of the Company's Common Stock at an exercise price equal to the fair market value of such stock on the date of grant. The Company's stock options typically vest ratably over a period of four years. Stock options are granted to the Company's executive officers and other employees both as a reward for past individual and corporate performance and as an incentive for future performance. The Committee believes that stock-based performance compensation arrangements are essential in aligning the interests of management and the stockholders in enhancing the value of the Company's equity.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

        The compensation for Jeffrey W. Dunn, the Company's Chairman, President and Chief Executive Officer ("CEO"), is determined based on a number of factors, including comparative salaries of CEO's of companies in the Company's peer group, the CEO's individual performance and the Company's performance as measured against the stated objectives. The CEO's total compensation package includes stock option grants with the goal of motivating leadership for long-term Company success and providing significant reward upon achievement of Company objectives and enhancing stockholder value. As with other executives, size of option grants is also based on a review of competitive survey data.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

        The Committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and four other most highly compensated executive officers, unless such compensation meets the requirements for the "performance-based" exception to the general rule. Since the cash compensation paid by the Company to each of its executive officers is expected to be well below $1 million and the Company believes that options granted under the Company's 1995 Stock Option Plan will meet the requirements for qualifying as performance-based, the Committee believes that this section will not affect the tax deductions available to the Company. It will be the Committee's policy to qualify, to the extent reasonable, the executive officers' compensation for deductibility under applicable tax law.

                                               SUBMITTED BY THE COMPENSATION
                                               COMMITTEE OF THE BOARD OF
                                               DIRECTORS

                                               Jos C. Henkens
                                               David W. Pidwell
                                               Peter L. Wolken

PERFORMANCE GRAPH

        The following graph compares the cumulative total stockholder return data, assuming reinvestment of all dividends, for the Company's Common Stock at January 2, 1998 since April 10, 1997 (the date on which the Company's stock was first registered under Section 12 of the Securities Exchange Act of 1934, as amended) to the cumulative return over such period of (i) the U.S. Index for the Nasdaq National Market and (ii) the Computer Manufacturers Index for the Nasdaq National Market. The graph assumes that $100 was invested on April 10, 1997 in the Common Stock of the Company and each of the comparative indices. The graph further assumes that such amount was initially invested in the Common Stock of the Company at a price per share of $9.00, the price at which such stock was first offered to the public by the Company on that date. The stock price performance on the following graph is not necessarily indicative of future stock price performance.



                      COMPARISON OF CUMULATIVE TOTAL RETURN
                           AMONG ACCELGRAPHICS, INC.,
                        THE NASDAQ STOCK MARKET INDEX AND
                       NASDAQ COMPUTER MANUFACTURERS INDEX


                         4/11/97       6/30/97        9/30/97       12/31/97
                         -------       -------        -------       --------
      AccelGraphics        $100          $46            $69            $52
      NASDAQ               $100         $120           $140           $132
      Manufacturers        $100         $125           $157           $140


ITEM 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

        The following table sets forth the beneficial ownership of the Company's Common Stock as of March 2, 1998 as to (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each director, (iii) ) each of the executive officers named in the Summary Compensation Table on page 4, and (iv) all directors and executive officers as a group.

                                                                                  SHARES BENEFICIALLY
                                                                                       OWNED (1)
      EXECUTIVE OFFICERS, DIRECTORS                                                    ---------
           AND 5% STOCKHOLDERS                                                  NUMBER          PERCENT(2)
     ---------------------------------                                         ---------        ----------
     Kubota Corporation ..............................................         1,039,286          12.3%
     2372-A Qume Drive
     San Jose, CA 95131

     Advanced Technology Ventures IV, L.P. ...........................           787,337           9.3
     485 Ramona Street, Suite 200
     Palo Alto, CA 94301

     AVI Capital L.P. (and related entities)(3) ......................           787,337           9.3
     One First Street, Suite 12
     Los Altos, CA 94022

     STF II, L.P. ....................................................           628,772           7.5
     c/o IndoSuez Ventures
     2180 Sand Hill Road, Suite 450
     Menlo Park, CA 94025

     Woodside Fund III, L.P. .........................................           432,652           5.1
     850 Woodside Drive
     Woodside, CA 94062

     Jos C. Henkens(4) ...............................................           792,337           9.4
     c/o Advanced Technology Ventures
     485 Ramona Street, Suite 200
     Palo Alto, CA 94301

     Peter L. Wolken(5) ..............................................           792,337           9.4
     c/o AVI Capital, L.P.
     One First Street, Suite 12
     Los Altos, CA 94022

     David E. Gold(6) ................................................           633,772           7.5
     c/o IndoSuez Ventures
     2180 Sand Hill Road, Suite 450
     Menlo Park, CA 94025

     David W. Pidwell(7) .............................................            30,516             *
     50628 Vickery Lane
     Saratoga, CA 95070

     Jeffrey W. Dunn(8) ..............................................           477,361           5.6

     Stephen L. Bartlett(9) ..........................................            42,019             *

     Nancy E. Bush(10) ...............................................           150,162           1.8

     Lew S. Epstein(11) ..............................................            70,637             *

     Niraj Swarup(12) ................................................            39,692             *

     All  executive  officers and directors as a group (10
     persons)(13) ....................................................         3,244,248         37.58%

----------
* Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of shares, the Common Stock options held by that person that are currently exercisable, or become exercisable within 60 days following March 2, 1998, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

(2) Percentage of ownership is based on 8,441,537 shares of Common Stock outstanding on March 2, 1998. The number of shares of Common Stock beneficially owned includes the shares issuable pursuant to stock options that are exercisable within 60 days of March 2, 1998. Shares issuable pursuant to stock options are deemed outstanding for computing the percentage of the person holding such options but are not outstanding for computing the percentage of any other person.

(3) Includes 116,548 shares held by Associated Ventures Investors II, L.P., 22,693 shares held by AVI Partners Growth Fund, L.P. and 8,313 shares held by AVI Silicon Valley Partners, L.P.

(4) Includes 787,337 shares held by Advanced Technology Ventures IV, L.P., which Mr. Henkens may be deemed to beneficially own by virtue of his status as a General Partner of Advanced Technology Ventures, a General Partner of Advanced Technology Ventures IV, L.P. Mr. Henkens disclaims beneficial ownership of the shares held by such entity except to the extent of his proportionate partnership interest therein. Also includes 5,000 shares issuable upon exercise of options exercisable within 60 days of March 2, 1998.

(5) Includes 639,783 shares held by AVI Capital, L.P., 116,548 shares held by Associated Ventures Investors II, L.P., 22,698 shares held by AVI Partners Growth Fund, L.P. and 8,313 shares held by AVI Silicon Valley Partners, L.P., which Mr. Wolken may be deemed to beneficially own by virtue of his status as General Partner of AVI Management Partners, General Partner of each of the listed AVI funds. Mr. Wolken disclaims beneficial ownership of the shares held by such entities except to the extent of his proportionate partnership interests therein. Also includes 5,000 shares issuable upon exercise of options exercisable within 60 days of March 2, 1998.

(6) Includes 628,772 shares held by STF II, L.P., which Mr. Gold may be deemed to beneficially own by virtue of his status as a General Partner of STF II, L.P. Mr. Gold disclaims beneficial ownership of the shares held by such entity except to the extent of his proportionate partnership interest therein. Also includes 5,000 shares issuable upon exercise of options exercisable within 60 days of March 2, 1998.

(7) Includes 16,666 shares held by both the Pidwell Family Living Trust Dated 6/25/87 and 6,875 shares issuable upon exercise of options exercisable within 60 days of March 2, 1998. Also includes 5,000 shares issuable upon exercise of options exercisable within 60 days of March 2, 1998.

(8) Includes 398,661 shares held by both Jeffrey W. Dunn and Susan M. Dunn, as trustees of the Jeffrey W. Dunn and Susan M. Dunn Trust Agreement dated August 30, 1996. Also includes 11,250 shares held by Mr. Dunn's minor children and 42,117 shares issuable upon exercise of options exercisable within 60 days of March 2, 1998. Also includes 25,333 shares held by the Leo Dunn - Family Share, John J. Yagjian et. al Trustees, Agreement dated 3/28/91 (the "Trust") which Mr. Dunn may be deemed to beneficially own by way of his interest in the Trust. Mr. Dunn disclaims beneficial ownership of the shares held by such entity except to the extent of his proportionate partnership interest therein.

(9) Includes 19,959 shares issuable upon exercise of options exercisable within 60 days of March 2, 1998.

(10) Includes 15,375 shares issuable upon exercise of options exercisable within 60 days of March 2, 1998.

(11) Includes 62,304 shares issuable upon exercise of options exercisable within 60 days of March 2, 1998.

(12) Includes 23,241 shares issuable upon exercise of options exercisable within 60 days of March 2, 1998.

(13) Includes 2,203,446 shares beneficially owned by entities affiliated with Messrs. Gold, Henkens, Pidwell and Wolken for which they disclaim beneficial ownership of the shares held by such entities except to the extent of their respective proportionate partnership interests therein. Also includes 191,871 shares issuable upon exercise of options exercisable within 60 days of March 2, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company entered into an Asset Purchase Agreement dated as of December 9, 1994 with Kubota Graphics pursuant to which the Company purchased certain assets of Kubota Graphics (the "Asset Acquisition"). In connection with the Asset Acquisition, the Company entered into a Convertible Note Purchase Agreement dated as of December 22, 1994, with Kubota, the parent corporation of Kubota Graphics, pursuant to which the Company issued Kubota a subordinated convertible promissory note carrying an initial principal amount of $3.3 million (the "Convertible Note"). The Company used $1.2 million of the proceeds from the Convertible Note to purchase certain assets pursuant to the Asset Acquisition and the remaining proceeds were used for working capital. By its terms, the original note was due December 22, 1996 and bore interest at a rate of 6%. One-half of the Convertible Note was convertible into Preferred Stock upon the Company achieving a revenue milestone and the entire Convertible Note was convertible into Preferred Stock at the same rate upon the closing of an equity offering with proceeds in excess of $2.0 million. Upon the occurrence of the closing of the Series A Preferred Stock equity offering, Kubota and the Company renegotiated the Convertible Note such that Kubota converted one-half, or $1.65 million of principal into a new note which is due June 20, 1998, bears interest at the prime rate and is convertible only in the case of certain dilution events, and the other one-half of principal, or $1.65 million, was converted into 90,000 shares of Series A Preferred Stock. Mr. Miyamoto, a former director of the Company, is an affiliate of Kubota and Mr. Dunn was formerly Vice President of Marketing at Kubota Graphics.

        In June and July 1995, the Company issued an aggregate of 3,446,997 shares of Series A Preferred Stock at a price per share of $1.67 to investors that included, among others, Advanced Technology Ventures IV (750,000 shares), AVI Capital, L.P. and its affiliated entities (749,997 shares), STF II, L.P. (600,000 shares) and Woodside Fund III, L.P. (300,000 shares). In connection with this financing, Kubota converted $1,650,000 of the outstanding principal on the Convertible Note into 990,000 shares of Series A Preferred Stock.

        In March 1996, the Company issued an aggregate of 1,061,660 shares of Series B Preferred Stock at a per share price of $3.00 to investors that included, among others, Asset Management Associates (333,333 shares), Kubota (162,750 shares), Woodside Fund III, L.P. (132,652 shares), Advanced Technologies Ventures IV, L.P. (123,295 shares), AVI Capital, L.P. and affiliated entities (123,295 shares) and STF II, L.P. (98,636 shares).

        In November 1997, the Company entered into Key Employee Retention Agreements with each of its executive officers. Pursuant to the terms of the agreements, in the event of a change of control of the Company, the executive officers are entitled to certain severance benefits, including acceleration of 50% of their unvested stock, continuation of salary, bonus and benefits for up to one year.

        In November 1997, the Company entered into a Key Employee Retention Agreement with its Chief Executive Officer. Pursuant to the terms of the agreement, in the event of a change of control of the Company, the Chief Executive Officer is entitled to certain severance benefits, including acceleration of 100% of his unvested stock, continuation of salary, bonus and benefits for up to 18 months.

        The Company has entered into separate indemnification agreements with each of its directors and officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as a director or officer and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

        The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACCELGRAPHICS, INC.


                                        By: /s/ Nancy E. Bush
                                            ------------------------------------
                                        Nancy E. Bush, Chief Financial Officer

Date:  April 24, 1998


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

            SIGNATURE                       TITLE                                        DATE
            ---------                       -----                                        ----
         /s/ Jeffrey W. Dunn*               Chairman, President and Chief           April 24, 1998
---------------------------------           Executive Officer
         Jeffrey W. Dunn                    (Principal Executive Officer)


            /s/ Nancy E. Bush               Vice President, Chief Financial         April 24, 1998
---------------------------------           Officer and Director
          Nancy E. Bush                     (Principal Financial and
                                            Accounting Officer)


           /s/ David E. Gold*               Director                                April 24, 1998
---------------------------------
          David E. Gold


          /s/ Jos C. Henkens*               Director                                April 24, 1998
---------------------------------
          Jos C. Henkens


         /s/ David W. Pidwell*              Director                                April 24, 1998
---------------------------------
         David W. Pidwell


         /s/ Peter L. Wolken*               Director                                April 24, 1998
---------------------------------
         Peter L. Wolken



           */s/ Nancy E. Bush
---------------------------------
 *Nancy E. Bush, Attorney-in-Fact