Form 10-Q
period 1998-04-03
ACCELGRAPHICS INC
filed 1998-05-13
CIK 947798

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ____________

Commission File Number 000-22119

===============================================================================

                               ACCELGRAPHICS, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                    77-0450627
           --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  1873 BARBER LANE, MILPITAS, CALIFORNIA 95035
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (408) 546-2100

===============================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock at May 6, 1998 was 8,473,232.

                               ACCELGRAPHICS, INC.
                               INDEX TO FORM 10-Q

                                                                                   PAGE
                                                                                   ----
PART I. FINANCIAL INFORMATION:

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet as of March 31, 1998
  and December 31, 1997                                                              3

Condensed Consolidated Statement of Operations for the three months
 ended March 31, 1998 and 1997                                                       4

Condensed Consolidated Statement of Cash Flows for the three months
  ended March 31, 1998 and 1997                                                      5

Notes to Condensed Consolidated Financial Statements                                 6

ITEM 2. Management's Discussion and Analysis of  Financial Condition
  And Results of Operations                                                          8


PART II. OTHER INFORMATION


ITEM 6.
Exhibits                                                                             23


Signature(s)                                                                         23

PART I. FINANCIAL INFORMATION:
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)


                               ACCELGRAPHICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             MARCH 31,    DECEMBER 31,
                                                                                1998          1997
                                                                             ---------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 10,732       $  9,367
  Short-term investments                                                        6,729          6,526
  Accounts receivable, net                                                      5,776          6,545
  Inventories                                                                   1,513          2,566
  Prepaid expenses                                                                309            434
                                                                             --------       --------
    Total current assets                                                       25,059         25,438
Property and equipment, net                                                       792            876
Long-term investments                                                           2,999          1,995
                                                                             --------       --------

Total assets                                                                 $ 28,850       $ 28,309
                                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations                                   $    332       $    230
  Accounts payable                                                              2,316          2,066
  Accrued liabilities                                                           1,228          1,266
                                                                             --------       --------
    Total current liabilities                                                   3,876          3,562
Long term obligations, net of current  portion                                    448            482
                                                                             --------       --------

Total liabilities                                                               4,324          4,044
                                                                             --------       --------

Stockholders' equity:
  Preferred Stock, $0.001 par value, 2,000 and 10,000 shares authorized            --             --
  Common Stock, $0.001 par value, 50,000 shares authorized;
     8,451 and 1,253 shares issued and outstanding                                  8              8
  Additional paid-in capital                                                   30,138         30,037
  Notes receivable from stockholders                                              (48)           (49)
  Deferred stock compensation                                                    (126)          (160)
  Cumulative translation adjustment                                               (20)            (9)
  Accumulated deficit                                                          (5,426)        (5,562)
                                                                             --------       --------

Total stockholders' equity                                                     24,526         24,265
                                                                             --------       --------

                                                                             $ 28,850       $ 28,309
                                                                             ========       ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                               ACCELGRAPHICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                    1998           1997
                                                  --------       --------
Revenues                                          $ 10,479       $ 11,832
Cost of revenues                                     7,761          7,584
                                                  --------       --------

  Gross profit                                       2,718          4,248
                                                  --------       --------

Operating expenses:
  Research and development                           1,034          1,055
  Sales and marketing                                1,174          1,511
  General and administrative                           526            475
                                                  --------       --------

     Total operating expenses                        2,734          3,041
                                                  --------       --------

Income (loss) from operations                          (16)         1,207
Interest and other income (expense), net               162             (3)
                                                  --------       --------

Income before income tax provision                     146          1,204
  Income tax provision                                  10            370
                                                  --------       --------

Net income                                        $    136       $    834
                                                  ========       ========

Net income per share:
  Basic                                           $   0.02       $   0.80
                                                  ========       ========
  Diluted                                         $   0.02       $   0.13
                                                  ========       ========

Shares used to compute net income per share:
  Basic                                              8,415          1,039
                                                  ========       ========
  Diluted                                            8,973          6,648
                                                  ========       ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                               ACCELGRAPHICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                           1998           1997
                                                         --------       --------
Cash flows from operating activities:
Net income                                               $    136       $    834
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                               122             78
  Loss on disposal of asset                                    --             28
  Stock compensation expense and other                         34             61
  Changes in assets and liabilities:
    Accounts receivable                                       769         (1,455)
    Inventories                                             1,053           (433)
    Prepaid expenses                                          125             21
    Accounts payable                                          250          1,928
    Accrued liabilities                                       (38)           727
    Income taxes payable                                       --            324
                                                         --------       --------

Net cash provided by operating activities                   2,451          2,113
                                                         --------       --------

Cash flows from investing activities:
  Acquisition of property and equipment                       (38)           (69)
  Purchase of investments, net                             (1,207)            --
                                                         --------       --------

Net cash used in investing activities                      (1,245)           (69)
                                                         --------       --------

Cash flows from financing activities:
  Repayment of capital lease obligations                      (14)            (2)
  Proceeds from repayment of stockholders' notes                1              9
  Proceeds from issuance of common stock                      101              9
  Deferred financing costs                                     --           (429)
  Borrowing under term loan                                    82             --
                                                         --------       --------

Net cash provided by (used in) financing activities           170           (413)
                                                         --------       --------

Effect of exchange rates on cash                              (11)            --
                                                         --------       --------

Net increase in cash and cash equivalents                   1,365          1,631
Cash and cash equivalents at beginning of period            9,367          2,979
                                                         --------       --------

Cash and cash equivalents at end of period               $ 10,732       $  4,610
                                                         ========       ========

Supplemental disclosure of cash flow information:
    Income taxes paid during the period                  $      4       $     45
                                                         ========       ========

    Interest paid during the period                      $     33       $     47
                                                         ========       ========

Supplemental disclosure of non-cash financing
  and investing activities:
  Issuance of capital lease obligations for
  acquisition of property and equipment                  $     --       $     80
                                                         ========       ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                               ACCELGRAPHICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by AccelGraphics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's fiscal 1997 consolidated financial statements and notes thereto, which are contained in the Company's Annual Report on Form 10-K.

The Company operates under a 52-53 week fiscal year with thirteen week quarters that end on the Friday closest to calendar quarter end. For convenience of presentation, financial information has been shown as ending on the last date of the calendar quarter.

Operating results for the first quarter of 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                                              MARCH 31, 1998   DECEMBER 31, 1997
                                              --------------   -----------------
  Raw materials                                  $     875       $   1,297
  Work in process                                      182             978
  Finished goods                                       456             291
                                                 ---------       ---------

                                                 $   1,513       $   2,566
                                                 =========       =========

NOTE 3. NET INCOME PER SHARE

The Company reports earnings per share in accordance with the provisions of Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings per Share ("EPS") and Staff Accounting Bulletin No. 98. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Potential dilutive common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods and convertible preferred stock for periods prior to the Company's initial public offering. All prior period EPS amounts have been restated to comply with FAS 128.

Basic and diluted EPS were calculated as follows during the three months ended March 31, 1998 and 1997:

                                                       THREE MONTHS ENDED MARCH 31,
                                                           1998          1997
                                                          -------      -------
                                                         (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
BASIC:
  Weighted average common shares                            8,415        1,240
  Unvested portion of common shares subject
    to vesting                                                 --         (201)
                                                          -------      -------

  Shares used in basic per share calculation                8,415        1,039
                                                          =======      =======
  Net income                                              $   136      $   834
                                                          =======      =======
  Basic net income per share                              $  0.02      $  0.80
                                                          =======      =======

DILUTED:
  Weighted average common shares                            8,415        1,240
  Weighted average preferred shares as if converted            --        4,529
  Common equivalent shares from stock
    options and warrants                                      558          879
                                                          -------      -------

  Shares used in diluted per share calculation              8,973        6,648
                                                          =======      =======
  Net income                                              $   136      $   834
                                                          =======      =======
  Diluted net income per share                            $  0.02      $  0.13
                                                          =======      =======

Options to purchase 443,813 shares of common stock at a range of $5.25 to $9.50 per share were outstanding during the first quarter of fiscal 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the quarter. No options were excluded from the computation of diluted EPS during the first quarter of fiscal 1997.

NOTE 4. CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. FAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:


                                              THREE MONTHS ENDED MARCH 31,
                                                 1998            1997
                                                ------          -------
                                                      (IN THOUSANDS,)
Net earnings                                    $  136          $   834
Other comprehensive loss                           (11)              --
                                                ------          -------

Total comprehensive earnings                    $  125          $   834
                                                ======          =======

NOTE 5. SUBSEQUENT EVENT

On April 22, 1998, the Company signed an Agreement and Plan of Merger (the "Merger") with Evans & Sutherland Computer Corporation ("E&S") whereby E&S will acquire the Company. The Merger is expected to be completed in June 1998. Completion of the Merger is subject to a number of conditions, including certain regulatory approvals and approval by a majority of the Company's stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K. This quarterly report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in "Risk Factors" below, in the Company's Annual Report of Form 10-K and in the Company's Preliminary Proxy Materials filed with the Securities and Exchange Commission on April 1, 1998 and April 29, 1998, respectively. In this report, the words "anticipates," "believes", "expects", "future" and similar expressions identify forward-looking statements. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties as well as to other unanticipated events. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.

OVERVIEW

        AccelGraphics, Inc. (the "Company") designs, develops and markets high-performance, cost-effective, 3-dimensional ("3D") graphics subsystems, software accelerators and application utility software products for the professional Windows NT and Windows 95 markets. The Company commenced operations in late 1994.

        The Company's graphic subsystems include the AccelECLIPSE, AccelPRO, and AccelSTAR product lines, while the Company's application utility software includes the AccelVIEW product.

        The Company's customers include OEMs, distributors and VARs. Revenues from product sales are generally recognized upon shipment, less an allowance for estimated future returns and exchanges. The Company's gross margin has varied with the mix of revenues by sales channel, as OEM revenues generally yield lower gross margins, product mix and competitive pricing pressures.

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

        The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, continue to upgrade its technologies and continue to commercialize its products. There can be no assurance that the Company will be successful in addressing these and other risks.

        Although the Company has experienced significant annual revenue growth since its inception, the Company does not believe that such growth rates are sustainable. In the first quarter of 1998, revenues declined by 11% from the first quarter of 1997 and revenues for the fourth quarter of 1997 were 16% lower than revenues in the fourth quarter of 1996; consequently, past or current revenue growth rates may not be indicative of future revenue growth, if any, or future operating results. The Company has incurred losses in each year since its inception and also incurred losses during each of the last two quarters of 1997. There can be no assurance that the Company will sustain profitability on a quarterly basis or will achieve profitability on an annual basis. The Company's limited operating history makes the prediction of future operating results difficult, if not impossible.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                           THREE MONTHS ENDED MARCH 31,
                                               1998          1997
                                              ------        ------
Revenues                                       100.0%        100.0%
Cost of revenues                                74.1          64.1
                                              ------        ------
  Gross profit                                  25.9          35.9
                                              ------        ------

Operating expenses:
  Research and development                       9.9           8.9
  Sales and marketing                           11.2          12.8
  General and administrative                     5.0           4.0
                                              ------        ------

     Total operating expenses                   26.1          25.7
                                              ------        ------

Income (loss) from operations                   (0.2)         10.2
Interest and other income (expense), net         1.6           0.0
                                              ------        ------


Income before provision for income taxes         1.4          10.2
  Provision for income taxes                    (0.1)         (3.2)
                                              ------        ------

Net income                                       1.3%          7.0%
                                              ======        ======

REVENUES

    Revenues decreased by 11% to $10.5 million during the first quarter of 1998 from $11.8 million during the first quarter of 1997. Revenues for first quarter of 1998 primarily consisted of sales of the Company's AccelECLIPSE II, AccelPRO MX and AccelSTAR II products, while revenues in the first quarter of 1997 primarily consisted of sales of the Company's AccelPRO TX product. This decrease in revenue is primarily due to increased unit sales of the Company's current products at lower average selling prices, offset in part by an increase in revenue from software licenses and royalty agreements ("License Revenue").

    Revenues from product sales are generally recognized upon product shipment, less an allowance for estimated future returns and exchanges. Provisions for the costs of technical support services for the Company's hardware products and estimated future warranty claims are recorded as a cost of revenues upon recognition of related revenues.

    International revenues decreased by 10% to $5.3 million during the first quarter of 1998 from $5.9 million during the first quarter of 1997, representing 50.5% and 49.9%, respectively, of revenues. The decrease in international revenues is primarily a result of decreased sales of the Company's products to its OEM customers in Europe and Asia-Pacific and its distributors in Europe, offset in part by increased sales to its distributors in Asia-Pacific. Revenues from the Company's international customers are generally denominated in United States dollars. Although the effects of currency fluctuations have been insignificant to date, there can be no assurance that such fluctuations will not be significant in the future.

    Revenues from Hewlett-Packard Company ("HP") and TechnoGraphy Inc. ("TGI"), the Company's Japanese distributor that sells to Hitachi, Ltd. accounted for 50.5% and 11.7%, respectively, of revenues during the first quarter of 1998. Revenues from HP, TGI and the Company's former customer, Digital Equipment Corporation ("Digital"), accounted for 44.7%, 6.6% and 20.8%, respectively, of revenues during the first quarter of 1997. The Company had no sales to Digital in the first quarter of 1998. The loss of any major customer, or the delay in or reduction of orders from such customers could have a material adverse effect on the Company's business, financial condition and results of operations.

GROSS PROFIT

     Gross profit decreased 36% to $2.7 million during the first quarter of 1998 from $4.2 during the first quarter of 1997, representing 25.9% and 35.9%, respectively, of revenues. Gross margins in the first quarter of 1998 were negatively impacted by increased sales to OEMs, which generally carry lower margins, and by competitive pricing pressures. Gross profit was also impacted by expenses related to expediting fees on OEM orders and collection issues related to the bankruptcy of the Company's European distributor. Gross profit in the first quarter of 1998 was favorably impacted by License Revenue. The absolute dollar decrease in gross profit resulted from decreased revenues, and lower per unit margins.

    The Company's gross margin is affected by many factors, including the sales channel mix, the mix of products sold, License Revenue generated during the period, increased competition and related decreases in unit average selling prices, introductions of new products and the availability, reliability and cost of components and products from the Company's subcontractors and suppliers. In addition, the Company orders products in advance of planned shipments and, due to rapid technological changes or other factors such as customers curtailing or changing timing or mix of orders, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's operating results, as the Company may be unable to adjust its purchases from its subcontractors and suppliers to match such customers' changes and cancellations.


OPERATING EXPENSES

    Research and Development. Research and development expenses decreased 2% to $1.0 million during the first quarter of 1998 from $1.1 million during the first quarter of 1997, representing 9.9% and 8.9%, respectively, of revenues. Research and development expenses consist primarily of personnel costs and other personnel-related expenses, including the services of outside consultants. The Company anticipates that research and development expenses will increase in absolute dollars as the Company continues to add research and development personnel and support for new product development activities.

    Sales and Marketing. Sales and marketing expenses decreased 22% to $1.2 million during the first quarter of 1998 from $1.5 million during the first quarter of 1997, representing 11.2% and 12.8%, respectively, of revenues. Sales and marketing expenses consist primarily of salaries, commissions, marketing expenses and technical support for the sales organization. The absolute dollar decrease in sales and marketing expenses was due primarily to higher personnel related costs in the first quarter of 1997, including commissions. The Company anticipates that sales and marketing expenses may increase in absolute dollars due to expansion of the Company's sales efforts in Europe and the Asia-Pacific, as well as increased marketing and public relations activities.

    General and Administrative. General and administrative expenses increased 11% to $530,000 during the first quarter of 1998 from $480,000 during the first quarter of 1997, representing 5.0% and 4.0%, respectively, of revenues. Increased general and administrative expenses were due primarily to increased staffing and other costs incurred to support the Company's growth as well as costs associated with operating as a public company. The Company anticipates that general and administrative expenses may increase in absolute dollars due to costs associated with the Company's pending merger with E & S.


INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income (expense), net is comprised of primarily of interest income on the Company's cash and investments, net of interest expense on the Company's borrowings. Interest expense decreased to $10,000 in the first quarter of 1998 from $40,000 during the first quarter of 1997 primarily due to the repayment of the subordinated convertible note payable to Kubota Corporation in April 1997. Interest income increased to $230,000 in the first quarter of 1998 from $50,000 during the first quarter of 1997 primarily due to the increased level of cash and investments as a result of the Company's Initial Public Offering in April 1997.


PROVISION FOR INCOME TAXES

    The provision for income taxes reflects estimated annualized effective tax rates of 6% and 31%, for the first quarter of 1998 and 1997, respectively, applied to income before provision for income taxes, and includes consideration of the Company's anticipated annual taxable income, tax rates and changes in its valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and equivalents increased by $1.4 million during the first quarter of 1998. Operating activities generated $2.5 million in cash. The primary sources of cash were decreases in accounts receivable and inventory of $770,000 and $1.1 million, respectively.

    Net cash used in investing activities was approximately $1.2 million due primarily to the purchase of investments. Net cash provided by financing activities was $170,000 primarily due to issuances of common stock and proceeds from borrowings under the Company's term-loan.

    At March 31, 1998, the Company had $20.5 million of cash, cash equivalents and investments. The Company has available borrowing facilities of $3.4 million with a bank, net of borrowings in the aggregate amount of $600,000 which are outstanding. The borrowings bear interest at rates between 8.75% and 9.0%, are secured by all of the Company's assets, require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also restrict the Company's ability to pay cash dividends. The Company was in violation of its debt service covenant at the end of the first quarter of 1998; however, the bank has waived such covenant. The $3 million line of credit portion of the borrowing facilities expires in December 1998.

    The Company believes that existing cash, cash equivalents and investments and its available borrowings will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months. In the event that the Company's proposed merger with E & S is not concluded, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through bank borrowings and public or private sales of its securities, including equity and debt securities. The Company's future capital requirements will depend on numerous factors, including, without limitation, management of working capital, the success of marketing, sales and distribution efforts, market acceptance of the Company's products, the progress of its research and development programs, the costs involved in defending and enforcing intellectual property rights, competition, competing technological and market developments, and the effectiveness of product commercialization activities and arrangements. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms or at all.

RISK FACTORS

    In addition to other information in this Form 10-Q and in the Company's Form 10-K and Preliminary Proxy Materials filed with the Securities and Exchange Commission on April 1, 1998 and April 29, 1998, respectively, the following are important factors that should be considered carefully in evaluating the Company and its business.

RISKS RELATED TO MERGER AGREEMENT WITH EVANS & SUTHERLAND COMPUTER CORPORATION

   Uncertainty Relating to Integration. The Merger involves the integration of two companies that have previously operated independently. The successful combination of the two companies will require significant effort from each company, including the coordination of their research and development, utilization and successful commercialization of in-process research and development, integration of the companies' product offerings, coordination of their sales and marketing efforts and business development efforts. Following the Merger, in order to maintain and increase profitability, E&S will need to integrate and streamline overlapping functions successfully. Costs generally associated with this type of integration that may be incurred by E&S include the integration of product lines, sales force cross-training and market positioning of products. While these costs have not been currently identified, any such costs may have an adverse effect on operating results in the periods in which they are incurred. Each of E&S and the Company has different systems and procedures in many operational areas that must be rationalized and integrated. There may be substantial difficulties associated with integrating two separate companies, and there can be no assurance that such integration will be accomplished smoothly, expeditiously or successfully. The integration of certain operations following the Merger will require the dedication of management resources that may distract attention from normal operations. The business of E&S may also be disrupted by employee uncertainty and lack of focus during such integration. Failure to quickly and effectively accomplish the integration of the operations of E&S and the Company could have a material adverse effect on the consolidated business, financial condition and results of operations of E&S. Moreover, uncertainty in the marketplace or customer concern regarding the impact of the Merger and related transactions could have a material adverse effect on the consolidated business, financial condition and results of operations of E&S.

   Effect of the Merger on Customers and Existing Agreements. Certain of E&S's and the Company's existing customers may view the Merger as disadvantageous to them. As a consequence, the future relationship with these customers could be adversely affected. The Merger will require the consent of certain parties who have entered into contracts with the Company. There can be no assurance that such consents will be given and, if not given, that such contracts will not terminate.

   Retention of Employees. The success of E&S and the Company will be dependent in part on the retention and integration of management, technical, marketing, sales and customer support personnel. There can be no assurance that the companies will be able to retain such personnel or that the companies will be able to attract, hire and retain replacements for employees that leave following consummation of the Merger. The failure to attract, hire, retain and integrate such skilled employees could have a material adverse effect on the business, operating results and financial condition of E&S and the Company.

   Rights of Holders of the Company's Common Stock Following the Merger. Following the Merger, holders of the Company's Common Stock outstanding as of the effective time of the Merger may become holders of E&S Common Stock. Certain differences exist between the rights of stockholders of the Company under Delaware law, the Company's Certificate of Incorporation and the Company's Bylaws, and the rights of stockholders of E&S under Utah law, the Articles of Incorporation of E&S and the Bylaws of E&S.

   Effect of Merger on Distributors. Certain of E&S's existing distributors may view themselves as competitors of the combined entity formed by the Merger, and therefore determine that the Merger is competitively disadvantageous to them. As a consequence, the combined entity's relationship with these distributors could be adversely affected.

   Potential Dilutive Effect to Stockholders. Although the companies believe that beneficial synergies will result from the Merger, there can be no assurance that the combining of the two companies' businesses, even if achieved in an efficient, effective and timely manner, will result in combined results of operations and financial condition superior to what would have been achieved by each company independently, or as to the period of time required to achieve such result. The issuance of E&S Common Stock in connection with the Merger may have the effect of reducing E&S's net income per share from levels otherwise expected and could reduce the market price of the E&S Common Stock unless revenue growth or cost savings and other business synergies sufficient to offset the effect of such issuance can be achieved.

   Loss of Opportunity for the Company as a Stand-Alone Entity. As a consequence of the Merger, the Company's stockholders will lose the chance to invest in the development and exploitation of the Company's products on a stand-alone basis. It is possible that the Company, if it were to remain independent, could achieve economic performance superior to that which it could achieve as a subsidiary of E&S. Consequently, there can be no assurance that stockholders of the Company would not achieve greater returns on investment if the Company were to remain an independent company.

LIMITED HISTORY OF PROFITABILITY AND UNCERTAINTY OF FUTURE FINANCIAL RESULTS

   The Company has incurred a net operating loss in each year since commencing operations in late 1994. As a result, the Company had an accumulated deficit as of March 31, 1998 of approximately $5.4 million. There can be no assurance that the Company will ever achieve profitability on an annual basis in the future or that it will sustain profitability on a quarterly basis. In addition, the Company does not believe that its current annual revenue growth rates are sustainable. To date, the Company has earned substantially all of its revenues from sales of its graphics subsystem product lines. The Company has completed three years of operations and is subject to the risks inherent in the operation of a new business, such as the difficulties and delays often encountered in the development and production of new, complex technologies. There can be no assurance that the Company will be able to adequately mitigate these risks.

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

SIGNIFICANT VARIABILITY IN QUARTERLY RESULTS

   Although the Company was profitable in the first quarter of 1998, the Company incurred losses in the third and fourth quarters of 1997. The Company's quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. The Company's quarterly results are affected by a wide variety of factors including the gain or loss of significant customers, size and timing of individual orders, timely introduction and market acceptance of new products offered by the Company and its competitors, availability, reliability and cost of components, the Company's success in negotiating OEM and other customer agreements, customer order deferrals in anticipation of new products, technological changes in operating systems or applications, variations in manufacturing quality or capacities, changes in the pricing policies of the Company or its competitors, changes in demand for 3D graphics functionality, changes in the mix of revenues from products having differing gross margins, changes in sales channel mix, changes in average sales prices, warranty expenses, fluctuations in the Company's expense levels, the Company's success at expanding its direct sales force and indirect distribution channels, risks related to international operations, extraordinary events such as litigation or acquisitions and general industry and economic conditions, as well as other factors. Any of the above risks could have a material adverse effect on the Company's business, financial condition and results of operations.

   Quarterly revenues and operating results depend primarily on the volume, timing and shipment of orders during the quarter, which are difficult to forecast because customers generally place their orders on an as-needed basis and, accordingly, the Company has historically operated with a relatively small backlog. The Company's third-party distribution channels provide the Company with limited information regarding the quantity of the Company's products in the sales channel. This reduces the Company's ability to predict fluctuations in revenues resulting from a surplus or a shortage in its distribution channel and could contribute to volatility in the Company's results of operations and cash flows. A surplus of inventory in the distribution channel could unexpectedly cause a reduction in product shipments and revenues. Moreover, a disproportionate percentage of the Company's revenues in any quarter may be generated in the last month of a quarter. As a result, a shortfall in revenues in any quarter as compared to expectations may not be identifiable until near the end of the quarter. The Company may experience relatively weak demand in third quarters due to historically weak summer sales in Europe.

   The Company's gross margins are impacted by the sales channel mix, mix of products sold, increased competition and related decreases in unit average selling prices, introduction of new products and manufacturing of existing older products, availability, reliability and cost of components from the Company's subcontractors and suppliers, collection issues and general economic conditions. Currently, the Company generates a significant portion of its revenue from sales to OEMs, which have historically yielded lower margins than other channels. Individual product lines generally provide higher margins at the beginning of the life cycle and lower margins as the product line matures. In addition, the Company's markets are characterized by rapidly changing technology and declining average selling prices. Accordingly, the Company's gross margins may decline from the levels experienced to date, which would have an adverse effect on the Company's business, financial condition and results of operations.

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

   Additionally, application programming interfaces ("APIs") have evolved and changed over time. Although OpenGL has developed into a leading industry standard API for professional 3D graphics development, it is likely that industry standards will continue to evolve to meet rapidly changing customer requirements. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to these evolving standards. In addition, Intel has introduced the Accelerated Graphics Port (AGP) bus structure, an alternative to the existing PCI bus structure, which is currently gaining increasing acceptance as the standard graphics bus structure. Recently, Microsoft and Silicon Graphics, Inc. ("SGI") have announced the Fahrenheit project to create a new suite of APIs. Fahrenheit is expected to incorporate Microsoft's Direct3D and DirectDraw APIs and SGI's OpenGL technology. Fahrenheit is expected to become available in the first half of 1999. Failure by the Company to respond effectively to changes in the 3D graphics market, to develop or acquire new technology or to successfully conform to industry standards would have a material adverse effect on the business, financial condition and results of operations of the Company.

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

COMPETITION

   The market for 3D graphics accelerators is extremely competitive and subject to rapid change. The Company expects competition to increase in the future from existing competitors and from new market entrants with products that may be less costly than the Company's products or provide better performance or additional features not currently provided by the Company's products. The Company competes with the following three major groups: professional 3D graphics board companies (including Intergraph Corporation and Dynamic Pictures, Inc.), RISC/UNIX workstation companies (including Sun Microsystems, Inc. ("Sun") and SGI) and traditional volume personal computer ("PC") board suppliers (including ELSA GmbH, Diamond Multimedia Systems, Inc., Matrox Electronic Systems Ltd. and STB Systems, Inc.). A variety of potential actions by any of the Company's competitors could have a material adverse effect on the Company's business, financial condition and results of operations. Such actions may include reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products, product giveaways, product bundling or other competitive actions.

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

RELIANCE ON THIRD-PARTY DISTRIBUTION AND MAJOR OEMS

   The Company relies on OEMs, distributors and VARs for both domestic and international revenues. In particular, revenues from HP and its former customer, Digital, accounted for 36.4% and 22.4%, respectively, of revenues in 1997, and 22.8% and 27.9%, respectively, of revenues in 1996. The Company believes that its future success depends upon its ability to broaden its customer base and attract new significant customers. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. For example, in the third quarter of 1997, revenues from Digital declined to 4.2% of total revenues from 20.8% of revenues in the second quarter of 1997 and from 44.7% in the first quarter of 1997. In connection with the OEM agreement with HP, HP has a non-exclusive manufacturing license pursuant to which it is granted the right to manufacture or have manufactured the Company's products in the event of the Company's bankruptcy, receivership or failure to supply HP with specified quantities of products due to a cause not associated with the negligence of either party for the term of the agreement or until the Company is out of bankruptcy or receivership. In the event the Company were required to grant such non-exclusive manufacturing rights to HP or any other OEM that subsequently may obtain such rights, such grant could have the effect of decreasing the value of the Company's ownership rights with respect to such products and/or decrease the Company's revenues, either of which could have an adverse effect on the Company's business, financial condition or results of operations.

   The Company's customer agreements are short term and automatically renew each year and generally may be canceled for convenience upon written notice by either party. Generally, there are no minimum purchase requirements for the Company's OEMs, distributors and VARs. Some of the Company's OEMs, distributors and VARs offer competitive products manufactured internally or by third parties. There can be no assurance that the Company's OEMs, distributors and VARs will give a priority to the marketing of the Company's products as compared to competing products or alternative solutions or that such OEMs, distributors and VARs will continue to offer the Company's products. Moreover, there can be no assurance that the Company will continue to sell substantial quantities of its products to these OEMs, distributors and VARs, or that upon any termination of the Company's relationships with any of these OEMs, VARs or distributors, the Company would be able to obtain suitable alternate distribution channels, or that OEMs will not internally manufacture 3D graphics subsystems rather than purchase them from the Company. The inability to attract new significant OEM customers or the loss of one or more of the Company's OEMs, VARs or distributors could have a material adverse effect on the Company's business, financial condition and results of operations. During the first quarter of 1998, the Company's southern and northern European distributor declared bankruptcy. The Company is in the process of identifying and qualifying new distributor customers in Europe; however, until such distribution channels are established, the Company may by unable to sell its product in southern and northern Europe. Accordingly, the Company may experience significant backlog and delays in the supply of additional products dealers and other end-user customers, which could have a material adverse effect on the Company's business, financial condition and results of operations.

   Although the Company seeks information from end users who purchase the Company's products from OEMs, distributors and VARs, the Company generally does not sell directly to end users and cannot directly observe their experience with the Company's products. The Company also does not have direct control over the marketing and support efforts of its OEMs, distributors and VARs. This lack of direct control may result in the inability of the Company to identify potential opportunities with these customers and may cause a potential delay by the Company in the recognition and correction of any problems with such OEM, distributor or VAR sales or support organizations. Failure of the Company to respond to customer preferences or experience with its products or the failure of OEMs, distributors or VARs to market and support the Company's products successfully, could have a material adverse effect on the Company's business, financial condition and results of operations.

INTERNATIONAL REVENUES

   International revenues accounted for approximately 50% of the Company's revenues for the first quarter of fiscal 1998 and primarily consisted of sales to the European and Asia-Pacific operations of HP as well as to the Company's Japanese distributor, which sells to Hitachi Ltd., and to other distributors based in Germany and Japan. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods. International revenues are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, government controls, political instability, longer payment cycles, difficulties in collecting accounts receivable, difficulties in staffing and managing foreign operations and potentially adverse tax consequences. The Company's inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction in sales in that country. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, the Company has not found it appropriate to hedge the risks associated with fluctuations in exchange rates, as substantially all of the Company's foreign sales have been denominated in U.S. dollars. However, if future transactions are denominated in foreign currencies, the Company may undertake to hedge transactions. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations would not be materially adversely affected by exchange rate fluctuations. In general, certain seasonal factors and patterns impact the level of business activities at different times in different regions of the world. For example, sales in Europe are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These seasonal factors and currency fluctuation risks could have a material adverse effect on the Company's business, financial condition and results of operations. Further, because the Company operates in different countries, the Company's management must address differences in regulatory environments and cultures. Failure to address these differences successfully could be disruptive to the Company's operations and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

UNCERTAINTY REGARDING ASIAN MARKETS

   A significant number of the Company's customers and suppliers are in Asia. Although the recent currency fluctuations and economic turmoil in the Asian financial markets has, to date, not had a material impact on the Company's revenues or operations, the financial instability in this region may have an adverse impact on the financial position of customers and suppliers in the region which could impact the Company's future revenues and operations, including the ability of customers to pay the Company or the Company's customers, which could also impact the ability of such customers to pay the Company. The Company generally requires sales to Asia to be transacted on a prepaid wire transfer basis. Should the current volatility in Asia continue, the Company or the Company's customers may be unable to sell its products in the region. The inability to generate revenues in this region, or the inability to collect amounts due, could have a material adverse impact on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON SUBCONTRACTORS AND SOLE-SOURCE SUPPLIERS

   The Company relies on subcontractors to manufacture, subassemble, test and ship the Company's products. The Company relies on sole-source suppliers for certain critical components, such as 3Dlabs for its graphics acceleration chips, Mitsubishi for its graphics acceleration chips and 3DRAM/CDRAM chips, Texas Instruments Incorporated for its RAMDAC chips, Cirrus Logic Inc. for its VGA chips and Elec & Eltek Co., Ltd. for its printed circuit boards. In addition, there is a limited availability of certain application specific integrated circuit chipsets that provide VRAM and DRAM memory. The Company procures its components and products through purchase orders and does not have specific requirement agreements with any of its subcontractors or suppliers. Each of the Company's subcontractors and suppliers can cease supplying the services, products or components at any time with no penalty. In the event it becomes necessary for the Company to replace a key subcontractor or supplier, the Company could incur significant manufacturing set-up costs and delays while new sources are located and alternate components are integrated into the design of the Company's products. There can be no assurance that the Company will be able to maintain its current subcontractor and supplier relationships or that the Company will be able to find suitable replacement subcontractors and suppliers, if necessary. Although the Company maintains ongoing efforts to obtain required quantities of products, component shortages may exist from time to time, and there can be no assurance that the Company's current subcontractors and suppliers will continue to provide sufficient quantities of suitable quality product components at acceptable prices. The Company's emphasis on maintaining low inventory may accentuate the effects of any shortages that may result from sole-source products or subcontractors. The inability of the Company to obtain product components at their historical cost levels would directly affect the cost of the Company's products. Also, product components may contain undetected errors or "bugs" when first supplied to the Company that, despite testing by the Company, are discovered only after the Company's product has been installed and used by customers. There can be no assurance that errors will not be found in the Company's products due to errors in the product components, or that any such errors will not impair the market acceptance of these products or require significant product recalls. Problems encountered by customers and product recalls could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's ability to respond to greater than anticipated market demand may be constrained by availability of services, products or components. The loss of subcontractors or suppliers or the failure of subcontractors or suppliers to meet the Company's price, quality, quantity and delivery requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON ISV RELATIONSHIPS

   The Company's business strategy includes developing strategic relationships with major ISVs that serve the 3D graphics market. The Company has devoted substantial engineering and management resources to developing relationships with its ISV partners. If any of the Company's current or future ISV partners were to cease supporting the Company's products, such action could have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the Company will be able to successfully sustain its relationships or enter into new relationships with major ISVs on terms acceptable to the Company or at all.

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

MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES OR LOWER PRICES

   The environment in which the Company operates is characterized by rapid new product and technology introductions and generally falling prices for existing products. The Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as the introduction of a new operating system or microprocessor architecture, this may have the effect of delaying customers' purchases of the Company's products thereby negatively impacting the Company's operating results. The substantial publicity of Microsoft's Windows NT 5.0 upgrade to Windows NT 4.0, which is expected to be publicly available in the first quarter of 1999, Microsoft's Windows 98 upgrade to Windows 95, which is expected to be publicly available in the third quarter of 1998, and Intel's release of newer high performance CPUs and associated chipset supporting the AGP architectures, among other products, may cause a delay in customers' purchasing decisions and thereby result in lower revenues and an adverse effect on the Company's operating results.

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

CONCENTRATION OF STOCK OWNERSHIP

   As of March 31, 1998, the Company's directors and officers and their affiliates beneficially owned approximately 38% of the outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

SHARES ELIGIBLE FOR FUTURE SALE

As of March 31, 1998, the Company had 8,451,088 shares of Common Stock outstanding. As of March 31, 1998, the Company had 8,713,025 shares of Common Stock eligible for sale in the public market (including approximately 261,937 shares issuable upon exercise of vested options). Certain stockholders holding 4,152,791 shares of Common Stock are entitled to registration rights with respect to their shares of Common Stock. If such stockholders, by exercising their demand registration rights, cause a significant number of securities to be registered and sold in the public market, such sales could have an adverse effect on the market price of the Company's Common Stock.

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

        None

ITEM 6.    EXHIBITS

27.1    Financial Data Schedule


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ACCELGRAPHICS, INC.



Date:   May 13, 1998                    /s/ NANCY E. BUSH
                                        ----------------------------------------
                                        Nancy E. Bush
                                        Vice President and
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT DESCRIPTION

27.1    Financial Data Schedule